Form 10-Q
period 2000-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2000-09-01
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2000               Commission File No. 000-30981


                        GENAISSANCE PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                      06-1338846
(State of Incorporation)                (I.R.S. Employer Identification Number)


                 FIVE SCIENCE PARK, NEW HAVEN, CONNECTICUT 06511
                    (Address of Principal Executive Offices)


                                 (203) 773-1450
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES__________________                      NO_________X____________

Number of shares outstanding of the registrant's Common Stock as of August 25, 2000:

Common Stock, par value $.001              21,708,476 shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                       For the Quarter Ended June 30, 2000

                                      INDEX

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

  Balance Sheets as of December 31, 1999 and June 30, 2000
    and June 30, 2000 pro forma..........................................................................1-2

  Statements of Operations for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999....................................................3

  Statement of Stockholders' Equity and Comprehensive Loss for the six months ended June 30, 2000....................................................................................4

  Statements of Cash Flows for the six months ended June 30, 2000 and 1999.................................5

Notes to Unaudited Financial Statements..................................................................6-9

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................................................10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................14

Item 2 - Changes in Securities and Use of Proceeds........................................................14

Item 3 - Defaults upon Senior Securities..................................................................14

Item 4 - Submission of Matters to a Vote of Security Holders..............................................14

Item 5 - Other Information................................................................................14

Item 6(a) - Exhibits......................................................................................14

Item 6(b) - Reports on Form 8-K...........................................................................14

Signature.................................................................................................15

                          Part I: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                                    JUNE 30,
                                                                                                      2000
                                                       DECEMBER 31,            JUNE 30,             PRO FORMA
                                                           1999                  2000               (NOTE 3)
ASSETS

Current Assets:

   Cash and cash equivalents.......................    $        3,666        $    28,025          $     110,991
   Marketable securities...........................                 -             19,112                 19,112
   Other current assets............................               206                494                    494
                                                       --------------        -----------          -------------

         Total current assets......................             3,872             47,631                130,597

PROPERTY AND EQUIPMENT, net........................             7,224             13,696                 13,696

DEFERRED FINANCING COSTS, net of
   accumulated amortization of $96 and
   $176 at December 31, 1999 and
   June 30, 2000, respectively.....................               251                778                    778

OTHER ASSETS.......................................               167                307                    307
                                                       --------------        -----------          -------------

         Total assets..............................    $       11,514        $    62,412          $     145,378
                                                       ==============        ===========          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Current portion of long-term debt...............    $        1,020        $       705          $         705
   Current portion of capital lease obligations....             1,200              2,449                  2,449
   Accounts payable................................               821                711                    711
   Accrued expenses................................               487                890                    890
                                                       --------------        -----------          -------------

         Total current liabilities.................             3,528              4,755                  4,755
                                                       --------------        -----------          -------------

Long-Term Liabilities:

   Long-term debt, including amounts due to related
     parties of $950 and $1,841 at December 31,
     1999 and June 30, 2000, respectively,
     less current portion..........................             2,287              3,665                  3,665
   Capital lease obligations, less current portion.             3,842              6,964                  6,964
   Deferred revenue................................               461              2,442                  2,442
   Royalty obligations.............................               300                300                    300
   Convertible promissory notes....................             3,500                  -                      -
   Accrued preferred stock dividends...............             1,056              3,103                  1,158
                                                       --------------        -----------          -------------

         Total long-term liabilities...............            11,446             16,474                 14,529
                                                       --------------        -----------          -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                                    JUNE 30,
                                                                                                      2000
                                                       DECEMBER 31,            JUNE 30,             PRO FORMA
                                                           1999                  2000               (NOTE 3)
LIABILITIES AND STOCKHOLDERS' DEFICIT

   (Continued)

COMMITMENTS AND CONTINGENCIES (Note 8)

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
 10,000,000 authorized shares at December 31,
 1999 and 30,000,000 authorized shares at
 June 30, 2000:
     Series A and KBL; $.001 par value, 2,437,500
     shares issued and outstanding at December 31,
     1999 and June 30, 2000 and no shares
     pro forma.......................................          11,247             11,957                   -

     Series B and KBH; $.001 par value,
     8,727,273 shares issued and outstanding at
     June 30, 2000 and no shares pro forma...........               -             44,635                   -

     Series C $.001; par value, 1,539,393 shares
     issued and outstanding at June 30, 2000
     and no shares pro forma.........................               -             11,927                   -

PUTTABLE WARRANT.....................................             125                459                   -

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 10,000,000 authorized shares
     at December 31, 1999 and 22,000,000 authorized
     shares at June 30, 2000, $.001 par value,
     2,809,680, and 2,832,135 shares issued and
     outstanding at December 31, 1999 and June 30,
     2000, respectively, and 22,498,746 shares
     pro forma.......................................               3                  3                  22
   Additional paid-in capital........................           4,819             62,889             216,274
   Accumulated deficit...............................         (19,654)           (90,186)            (90,186)
   Deferred offering costs...........................               -               (485)                  -
   Net unrealized investment gains (losses)..........               -                (16)                (16)
                                                       --------------        -----------        ------------

         Total stockholders' equity (deficit)........         (14,832)           (27,795)            126,094
                                                       --------------        -----------        ------------

         Total liabilities and stockholders'
           equity (deficit)..........................  $       11,514        $    62,412          $  145,378
                                                       ==============        ===========        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,

                                                    2000                 1999          2000                1999
Revenue:

    Grant research revenue.....................  $           -     $         242         $     -            $  517
    License revenue............................             57                30             120                39
                                                 -------------     -------------    ------------     -------------

    Total revenue..............................             57               272             120               556
                                                 -------------     -------------    ------------     -------------

Operating Expenses:

    Sublicense royalty obligations.............              1                 7             515                 7
    Research and development...................          4,840             1,135           7,831             2,242
    Selling, general and administrative........          1,909               610           3,255             1,077
    Stock based compensation...................            715                79           4,347               136
                                                 -------------     -------------    ------------     -------------

    Total operating expenses...................          7,465             1,831          15,948             3,462
                                                 -------------     -------------    ------------     -------------

    Loss from operations.......................         (7,408)           (1,559)        (15,828)           (2,906)

Interest income................................            829                12           1,157               156
Interest expense...............................           (400)             (117)           (957)             (223)
                                                 -------------     -------------    ------------     -------------

    Net loss...................................         (6,979)           (1,664)        (15,628)           (2,973)

Preferred stock dividends and accretion........         (3,115)             (613)         (4,724)           (1,041)

Beneficial conversion feature of Series B,
    KBH and C preferred stock..................              -                 -         (50,180)                -
                                                 -------------     -------------    ------------     -------------

Net loss attributable to common shareholders...  $     (10,094)    $      (2,277)    $   (70,532)        $  (4,014)
                                                 =============     =============    ============     =============


Net loss per common shareholder, basic
    and diluted................................  $       (3.57)    $        (.86)    $    (25.05)        $   (1.47)
                                                 =============     =============    ============     =============

Weighted average shares used in computing
    net loss per common share..................          2,827             2,644           2,815             2,734
                                                 =============     =============    ============     =============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

 Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (Unaudited)
                                         (In thousands, except share data)



                                                                                          NET UNREALIZED   TOTAL
                                                                     ADDITIONAL             INVESTMENT    COMMON           OTHER
                                           ------COMMON STOCK------   PAID-IN   ACCUMULATED   GAINS     STOCKHOLDERS'  COMPREHENSIVE
                                              SHARES      AMOUNT      CAPITAL    DEFICIT     (LOSSES)     DEFICIT          LOSS

Balance at December 31, 1999..............  2,809,680     $   3     $    4,819  $ (19,654)   $     -     $  (14,832)

   Issuance of common stock from exercise
    of stock options......................     22,455         -             73          -          -             73

   Stock based compensation...............          -         -          4,347          -          -          4,347
   Warrants issued in connection with
    debt financing and preferred stock
    offering..............................          -         -          3,470          -          -          3,470
   Accretion in carrying value of
    redeemable preferred stock............          -         -              -     (4,724)         -         (4,724)

   Beneficial conversion feature of Series
    B, KBH and C preferred stock..........          -         -         50,180    (50,180)         -              -
   Net change in unrealized investment
    loss..................................          -         -              -          -        (16)           (16)     $  (16)
   Conversion of preferred stock in
     connection with initial public
     offering, pro forma.................. 12,704,166        13         70,451          -          -         70,464
   Cashless exercise of warrants in
     connection with initial public
     offering, pro forma..................     62,445         -            459          -          -            459
   Sale of common stock in connection
    with initial public offering,
    net of estimated offering costs,
    pro forma.............................  6,900,000         6         82,475          -         -          82,481
   Net loss...............................          -         -              -    (15,628)        -         (15,628)     (15,628)
                                                                                                                      ------------

Total comprehensive loss..................                                                                              $(15,644)
                                           -----------   ---------   ---------- ------------ ----------  -----------  ============
Balance, June 30, 2000, pro forma......... 22,498,746     $  22     $  216,274  $ (90,186)    $ (16)     $  126,094
                                           ===========   =========   ========== ============ ==========  ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                  (Unaudited)
                                 (In Thousands)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                         2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $    (15,628)     $   (2,973)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization............................................            1,257             239
      Loss on disposal of equipment............................................               55               -
      Stock based compensation.................................................            4,347             136
      Non-cash interest expense................................................              334              83
      Warrants issued in exchange for services.................................               14               -
      Changes in assets and liabilities -

         Other current assets..................................................             (289)           (146)
         Other assets..........................................................             (140)           (100)
         Accounts payable......................................................             (110)            (62)
         Accrued expenses......................................................              409            (146)
         Deferred revenue......................................................            1,982             (42)
         Due to related party..................................................               (6)            (45)
                                                                                    -------------   -------------

               Net cash used in operating activities...........................           (7,775)         (3,056)
                                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment.........................................           (2,363)           (666)
   (Investment in) proceeds from marketable securities.........................          (19,129)            556
                                                                                    -------------   ------------

               Net cash used in investing activities...........................          (21,492)           (110)
                                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of preferred stock...............................           53,925               -
   Net proceeds from issuance of common stock..................................               73             257
   Proceeds from (repayment of) long-term debt, net............................             (778)          1,564
   Proceeds from long-term debt due to related parties.........................            1,841             141
   Repayment of capital leases.................................................             (950)           (110)
   Deferred offering costs.....................................................             (485)              -
                                                                                    -------------   ------------

               Net cash provided by financing activities.......................           53,626           1,852
                                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      24,359          (1,314)

CASH AND CASH EQUIVALENTS, beginning of period.................................            3,666           4,189
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period.......................................     $     28,025    $      2,875
                                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH:
   Financing Activities:

      Conversion of liabilities into common or preferred stock.................     $      3,561    $          -
      Acquisition of equipment pursuant to capital lease obligations...........            5,322           1,888
      Issuance of warrants in connection with financing agreements.............            3,470             105




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                       For the Quarter Ended June 30, 2000

(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is a leader in developing technology for applying population genomics and informatics to improve the development, marketing and prescribing of drugs. We apply population genomics, the analysis of genomic variation within diverse groups of people, to discover proprietary markers that are predictive of which patients will respond effectively to a drug. Currently, we are marketing our technology to the pharmaceutical industry as a complete solution for developing "smarter" clinical trials and for improving the sales of approved drugs. We have funded our operations, including our research and development activities, through revenue derived from licensing and research agreements, U.S. Federal grants and the proceeds from equity and debt offerings.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 1999 thereto included in our registration statement on Form S-1 (File No. 333-35314), as declared effective by the Securities and Exchange Commission on August 1, 2000. The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2000, and the results of our operations for the three and six month periods ended June 30, 1999 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    INITIAL PUBLIC OFFERING

       In August 2000, we completed the initial public offering of 6,900,000 shares of our common stock at a price of $13.00 per share, all of which shares were issued and sold by us for aggregate proceeds of $82.5 million, net of underwriting discounts and commissions and expenses of approximately $7.2 million. Upon closing of the initial public offering, all issued and outstanding shares of Series A, KBL, B, KBH, and C preferred stock were converted into shares of common stock (Note 7).

(3)    UNAUDITED PRO FORMA PRESENTATION

       The unaudited pro forma balance sheet and statement of stockholder's equity (deficit) and comprehensive loss as of and for the period ended June 30, 2000 reflects the automatic conversion of all outstanding shares of redeemable preferred stock into an aggregate of 12,704,166 shares of common stock, the exercise of certain warrants (which required cashless exercise upon an initial public offering) into 62,445 shares of common stock, and the receipt of net proceeds of approximately $82.5 million from the sale of 6,900,000 shares of common stock, all of which occurred in connection with the initial public offering (Note 2).

(4)    REVENUE RECOGNITION

       We recognize grant research revenue as the related expenses for development activities are incurred and the related work is performed under the terms of the grants.

       We have also entered into a sublicense agreement with a third party (the "Licensor"). Through June 30, 2000, in consideration of entering into such sublicense agreement, we have received approximately $2.6 million of consideration from the Licensor. We are recognizing such payments by amortizing the payments into revenue, on a straight-line basis, over the term of the sublicense. In addition, we recognize royalties received on the licensed product as revenue when earned.

(5)    NET LOSS AND PRO FORMA NET LOSS PER COMMON SHARE

       We compute and present net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". There is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,678,095 and 15,665,762 shares of common stock at December 31, 1999 and June 30, 2000, respectively.

       Upon the consummation of the initial public offering (see Note 2), all of our preferred stock automatically converted into common stock and certain of the outstanding common stock warrants were automatically exercised. The following table sets forth a pro forma net loss per share for the three and six months ended June 30, 2000 to reflect the conversion of outstanding shares of preferred stock (using the "as if" method) and the automatic exercise of such warrants (using the treasury stock method) from their original date of issuance (in thousands, except per share data):


                                                      THREE MONTHS                 SIX MONTHS
                                                          ENDED                       ENDED
                                                      JUNE 30, 2000               JUNE 30, 2000
       Numerator -
          Net loss applicable to common
              shareholders.....................      $    (10,094)                $    (70,532)
          Preferred stock dividends and
              accretion........................             3,115                        4,724
          Puttable warrant interest expense....                51                          334
                                                     ------------                 ------------
       Pro Forma net loss applicable to
          common shareholders..................      $     (6,928)                $    (65,474)
                                                     =============                =============

       Denominator -
          Weighted average common shares.......             2,827                        2,815
          Weighted average effect of pro forma
              securities -
                Preferred stock
                  Series A.....................             2,438                        2,438
                  Series B.....................             8,727                        6,123
                  Series C.....................             1,539                          949
                Warrants.......................                87                           65
                                                     ------------                 ------------

        Denominator for Pro Forma basic and
          diluted calculation..................            15,618                       12,390
                                                     ============                 ============

        Pro Forma net loss per share...........      $       (.44)                $     (5.28)
                                                     =============                ============


(6)    FINANCING ARRANGEMENTS

       In December 1999, we obtained a commitment from Connecticut Innovations, Inc. ("CII") to provide an additional $2.72 million of funding for the continued expansion of our facility. During the six months ended June 30, 2000, we borrowed approximately $1.8 million under this commitment. Availability under this commitment was approximately $900,000 as of June 30, 2000.

       During the six months ended June 30, 2000, we entered into agreements for an additional $18.9 million of capital lease financing for equipment purchases with interest rates ranging from approximately 12.1% to 13.1%. As of June 30, 2000, we had approximately $13.9 million of borrowing capacity available under these agreements, in the aggregate. In connection with entering into these leasing arrangements, we granted the lessors warrants to purchase 85,120 shares of common stock at a weighted average exercise price of $9.39 per share. Deferred financing costs of $564,481, which approximated the fair value of these warrants at the date of issuance, will be amortized over the term of the related leases.

(7)    PREFERRED STOCK

       In February and March 2000, we sold 8,543,524 shares of Series B Preferred Stock and 183,749 shares of Series KBH Preferred Stock (8,727,273 shares in aggregate, collectively "Series B") for $5.50 per share resulting in proceeds of approximately $42.1 million, net of cash issuance costs of approximately $2.4 million and net of the conversion of $3.5 million of convertible promissory notes (and related interest) which were issued in 1999 which were converted into 636,364 shares of Series B based upon a per share conversion price of $5.50 per share. In connection with this offering, the placement agent was issued a warrant (which is exercisable through February 2005) to purchase 400,000 shares of common stock at $6.05 per share. Issuance costs of $2.9 million, which approximates the fair value of the warrant at the date of issuance, are in addition to the $2.4 million of cash issuance expenses noted above.

       In March 2000, we sold 1,539,393 shares of Series C Redeemable Convertible Preferred Stock at $8.25 per share resulting in proceeds of approximately $11.9 million, net of issuance expenses of approximately $817,000 ("Series C").

       In connection with the sale of Series B and Series C during the six months ended June 30, 2000, we recorded a charge to accumulated deficit of $50.2 million. This amount represents the beneficial conversion feature of this stock. This amount has been accounted for as a non-cash dividend to these preferred stockholders and as a result, increased our paid in capital, net loss applicable to common shareholders and the related net loss per share.

       Our outstanding Series A, Series B and Series C preferred stock earned cumulative dividends at 8% per annum. However, dividends that accrued subsequent to the Series B issuance dates were not payable if we consummated an initial public offering with proceeds of at least $40 million before February 2003 with a per share price of not less than $8.25 per share ("Qualified IPO"). Accrued dividends of $1,158,750, which were earned on the Series A prior to the issuance of the Series B, are payable even if we did consummate a Qualified IPO. The accompanying pro forma June 30, 2000 balance sheet (Note 3) reflects the amount of dividends that we are obligated to pay subsequent to the initial public offering.

       Our preferred stock was automatically converted into common stock upon the completion of the initial public offering (Note 2).

(8)    STOCK BASED COMPENSATION

       During the six months ended June 30, 2000, options to purchase 1,248,780 shares of common stock were granted to our employees and consultants at a weighted average exercise price of $11.02 per share. Total compensation expense recorded in the accompanying statement of operations associated with employee stock options is approximately $178,000 and $79,000 for the six months ended June 30, 2000 and 1999, respectively. Deferred compensation at June 30, 2000 related to these options was approximately $976,000.

       During the six months ended June 30, 2000, we elected to fully vest all unvested options previously granted to scientific advisory board members. Accordingly, we recorded a compensation charge in the six months ended June 30, 2000 based upon the incremental fair value and previously recognized compensation expense associated with these options at the time of vesting. Total compensation expense recorded in the accompanying statements of operations associated with these consultants' options is approximately $1,609,000 and $57,000 for the six months ended June 30, 2000 and 1999, respectively.

       In 1996, in connection with a change in our management, our current Chief Executive Officer and Chief Financial Officer (the "Officers") entered into a stock purchase agreement ("Officer Stock Purchase Agreement") with an officer and one of our major shareholders ("Former CEO"). The Officer Stock Purchase Agreement permitted the Officers to purchase shares of common stock from the Former CEO in exchange for notes payable aggregating $320,000 ("Officer Stock Notes"). We have recognized this transaction as a compensatory arrangement between us and the Officers and accordingly, have recognized a non-cash compensation expense of $2,560,000 during the six months ended June 30, 2000 based upon the increase in the fair value of our stock.

       In April 2000, our board of directors elected to assume the $320,000 of Officer Stock Notes in exchange for notes from the Officers payable directly to us, provided that we successfully completed our initial public offering. Upon completion of the initial public offering, we issued these promissory notes. In addition, the board of directors provided that if the Officers were still employed by us as of December 31, 2000, we would forgive the $320,000 of promissory notes.

       In April 2000, our board of directors approved an increase of 2,000,000 shares of common stock issuable under our stock option plan and in July 2000, our stockholders approved this increase and adopted the 2000 amended and restated equity incentive plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in the "Risk Factor" section of our registration statement on Form S-1 (File No. 333-35314) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof.

OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of June 30, 2000, we had an accumulated deficit of $90.2 million. Approximately $50.2 million of this deficit resulted from a one-time, non-cash charge related to the beneficial conversion feature associated with our Series B, KBH, and C preferred stock. The majority of our operating losses have resulted from costs we incurred developing our HAP TM Technology, and we expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP Technology. To date, our revenues have been primarily from licensing fees pursuant to a sublicensing agreement with Visible Genetics, Inc. and government grants. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue consists primarily of proceeds received in connection with research grants and through the sublicensing of a patent. Revenue decreased to approximately $57,000 in the three months ended June 30, 2000 from approximately $272,000 in the three months ended June 30, 1999. The revenue during the quarter ended June 30, 2000 consists of royalties received and the amortization, over the remaining life of the sublicensed patent, of upfront payments received. The decrease resulted from a $242,000 decrease in grant research revenue. The decrease in grant research revenue occurred because we decided not to pursue research grant funding but to focus instead on commercializing our HAP Technology and obtaining equity financing.

Sublicense royalty expense represents royalties incurred by us on sublicensing fees received.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing, and facility related costs. We expense our research and development costs as incurred. Research and development expenditures increased to approximately $4.8 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999. The increase in expenditures is attributable to the significant increase in the discovery of HAP Markers during 2000 and the initiation of our HAP Typing process. The increased HAP Marker discovery required additional personnel, materials and reagents and additional equipment, which resulted in additional depreciation expense. Payroll costs also increased in connection with the development of our propriety DECOGEN-TM-informatics system. We expect research and development costs to continue to increase significantly over the next few years as we continue to increase our HAP Marker discovery, our HAP Typing capacity, our MEDNOSTICS-TM- program and as we continue to invest in ongoing product development efforts related to our DECOGEN informatics system.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, legal, finance and other administrative personnel, as well as business development efforts, facility related costs and outside professional fees incurred in connection with legal and financial matters. Selling, general and administrative expenses increased to approximately $1.9 million in the three months ended June 30, 2000 from approximately $610,000 in the three months ended June 30, 1999. The increase is primarily attributable to an increase in business development, legal and administrative personnel to support our continued growth and our expanded business development efforts related to our HAP Technology. In addition, facility related costs increased as a result of our relocation to a larger facility. We expect selling, general and administrative costs to continue to increase over the next few years to support our growth, to broaden the marketing of our products and to pay the costs of operating as a public company.

Stock based compensation expense relates to options granted to employees, options granted to scientific advisory board members and a sale of stock, in exchange for a note, between two of our officers and a major shareholder. The accounting for options granted to employees is accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. The accounting for the stock sale between our officers and our major shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of this stock sale. Stock based compensation increased to approximately $715,000 in the three months ended June 30, 2000 from approximately $79,000 in the three months ended June 30, 1999. The increase for the three months ended June 30, 2000 is primarily due to the granting of options to employees and the increase in the fair value of our stock at the end of the period.

Interest income results primarily from investing proceeds raised through the issuance of equity securities. Interest income increased to approximately $829,000 in the three months ended June 30, 2000 from approximately $12,000 in the three months ended June 30, 1999. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000.

Interest expense results from capital lease obligations, other long-term debt, and our adjustment of an outstanding puttable warrant to its fair value. Interest expense increased to approximately $400,000 in the three months ended June 30, 2000 from approximately $117,000 in the three months ended June 30, 1999. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support the increased discovery of our HAP Markers, as well as costs incurred in connection with the expansion of our facility.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue decreased to approximately $120,000 in the six months ended June 30, 2000 from approximately $556,000 in the six months ended June 30, 1999. The decrease resulted from a $517,000 decrease in grant research revenue. The decrease in grant research revenue occurred because we decided not to pursue research grant funding. During the six months ended June 30, 2000, we amended our sublicensing agreement with Visible Genetics, Inc. which generated a nonrefundable fee of approximately $2.1 million. We will recognize the nonrefundable fee by amortizing such payments into revenue over the remaining term of the sublicensing agreement.

Sublicense royalty expense represents royalties incurred by us on sublicensing fees received. The increase in the six months ended June 30, 2000 sublicense royalty expense relates primarily to the nonrefundable cash payment received in connection with the sublicensing agreement.

Research and development expenses increased to approximately $7.8 million in the six months ended June 30, 2000 from $2.2 million in the six months ended June 30, 1999. The increase was attributable to the increased production of HAP Markers, the initiation of our HAP Typing process and the development of our proprietary DECOGEN informatics system.

Selling, general and administrative expenses increased to approximately $3.3 million in the six months ended June 30, 2000 from approximately $1.1 in the six months ended June 30, 1999. The increase was attributable to an increase in personnel from our expanded operations, additional business development costs from marketing our products and higher operating costs from our move to a larger facility.

Stock based compensation expense increased to approximately $4.3 million in the six months ended June 30, 2000 from approximately $136,000 in the six months ended June 30, 1999. The increase is primarily due to our decision in March 2000 to vest fully all unvested options previously granted to scientific advisory board members, which resulted in a one-time expense of approximately $1.4 million, as well as the recording of approximately $2.6 million of expense related to the stock purchase agreement due to the increase in the fair value of our stock during the period.

Interest income increased to approximately $1.2 million in the six months ended June 30, 2000 from approximately $156,000 in the six months ended June 30, 1999. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000.

Interest expense increased to approximately $957,000 in the six months ended June 30, 2000 from approximately $223,000 in the six months ended June 30, 1999. The increase was due primarily to additional capital lease and other debt obligations, as well as the increase in fair value of our outstanding puttable warrant.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through June 30, 2000, we have received aggregate gross proceeds of approximately $73.1 million from issuance of common and preferred stock. In addition, through June 30, 2000, we had received $4.5 million of government grant funding and $3.9 million from license fees, royalties and research contracts. We also have received $10.9 million from capital lease financing and $3.6 million from other loans. The proceeds from capital lease financing and other loans have been used to acquire $15.8 million of property and equipment. On June 30, 2000, we had available borrowing capacity of $15.2 million under capital lease agreements and $.9 million under long-term loans for facility improvement costs. We are using the $15.2 million available under capital lease agreements to finance equipment purchases. It is our intention to continue to expand production and office facilities and to acquire state-of-the art equipment to continue to accelerate the discovery of HAP Markers for all pharmaceutically relevant genes and increase the throughput of our HAP Typing.

Cash used in operations for the six months ended June 30, 2000 was $7.8 million compared with $3.1 for the same period in 1999. A net loss of $15.6 million for the first six months of 2000 was partially offset by non-cash charges of $4.3 million for stock based compensation expense, $2.0 million of deferred revenue, $1.3 million of non-cash charges for depreciation and amortization expense and an increase of $.4 million in accrued expenses. During the six months ended June 30, 2000, we received net proceeds of $53.9 million from the issuance of preferred stock, of which $19.1 million was invested in marketable securities.

On June 30, 2000, cash, cash equivalents and short-term investments totaled $47.1 million compared to approximately $3.7 million at December 31, 1999. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed the initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.5 million. We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for at least 24 months.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

    -       the demand for our HAP  Technology;

    -       the efforts and success of our HAP 2000 partnership program;

    -       the results of our MEDNOSTICS programs;

    -       the level of competition we face;

    -       our ability to develop, market and license new technology; and

    -       our ability to effectively manage operating expenses.

INCOME TAXES

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. At December 31, 1999, we had available unused net operating loss carryforwards of approximately $12.7 million and $12.5 million which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2000, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109 "Accounting for Income Taxes."

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," was issued. The revenues included in the accompanying statements of operations, for all periods presented, are in accordance with the provisions of SAB 101.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS No. 133) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. We do not believe that the adoption of SFAS No. 133 will have an impact on our results of operations or financial condition as we hold no derivative financial instruments and we do not engage in hedging activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of June 30, 2000.

At June 30, 2000, we had aggregate fixed rate debt of approximately $13.8 million, including borrowings outstanding under term loans and capital lease obligations. A 10% change in interest rates would cause a corresponding increase in our annual expense of approximately $150,000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

CHANGES IN SECURITIES

During the three months ended June 30, 2000, we granted options to purchase an aggregate of 1,175,780 shares of our common stock, which are exercisable over the next four years, at a weighted average exercise price of $11.42 per share. During the same period, four individuals exercised options to purchase an aggregate of 14,555 shares of our common stock for an aggregate purchase price of $49,215. These grants and issuances were made in reliance upon Rule 701 under the Securities Act of 1933, as amended. On June 20, 2000, in connection with a leasing arrangement, we issued a warrant to FINOVA Capital Corporation exercisable for 41,666 shares of our common stock at $12.00 per share expiring on June 20, 2005. Upon completion of our initial public offering, this warrant was replaced with a warrant exercisable for 18,462 shares of our common stock at $16.25 per share expiring on August 7, 2005. The issuance of these warrants was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

On August 1, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-35314) effective in connection with the initial public offering of our common stock. Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., Salomon Smith Barney and UBS Warburg LLC served as managing underwriters of the offering.

On August 7, 2000, we sold 6,000,000 shares of our common stock (excluding the underwriters' overallotment option) at $13.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $71,600,000, reflecting gross proceeds of $78,000,000, net of underwriting discounts and commissions of approximately $5,460,000 and other offering costs of approximately $940,000.

On August 31, 2000, we sold 900,000 shares of our common stock (in connection with the exercise of the underwriters' overallotment option) at $13.00 per share to the underwriters. We received net proceeds of approximately $10,881,000, reflecting gross proceeds of $11,700,000, net of underwriting discounts and commissions of approximately $819,000.

As the offering took place after June 30, 2000, we have not used any of the offering proceeds during the reported period.

ITEMS 3-5 - None

ITEM 6(a) - Exhibits

         EXHIBITS                          DESCRIPTION

         27                                Financial Data Schedule

ITEM 6(b) - Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENAISSANCE PHARMACEUTICALS, INC.

Date: September 1, 2000                      By:  /s/ Kevin L. Rakin
                                                 ------------------------------
                                                 Kevin L. Rakin
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                        GENAISSANCE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX




      EXHIBIT NO.                                 DESCRIPTION

      27                                          Financial Data Schedule