Form 10-Q
period 2000-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2000-11-14
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


   For the Quarter Ended September 30, 2000     Commission File No. 000-30981


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

YES____________X__________                         NO______________________

Number of shares outstanding of the registrant's Common Stock as of October 31, 2000:

Common Stock, par value $.001               22,647,194 shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                    For the Quarter Ended September 30, 2000


                                      INDEX

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

  Balance Sheets as of December 31, 1999 and September 30, 2000......................................    1-2

  Statements of Operations for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999..............................................3

  Statement of Stockholders' Equity and Comprehensive Loss for the nine months ended September 30, 2000...............................................................................4

  Statements of Cash Flows for the nine months ended September 30, 2000 and 1999...........................5

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

Item 5 - Other Information................................................................................14

Item 6(a) - Exhibits......................................................................................14

Item 6(b) - Reports on Form 8-K...........................................................................14

Signature.................................................................................................15

                          Part 1: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets

                        (In thousands, except share data)


                                                       DECEMBER 31,          SEPTEMBER 30,
                                                           1999                  2000
                                                       ------------          -------------
                                                                              (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents.......................    $        3,666        $    82,895
   Marketable securities...........................                 -             38,386
   Other current assets............................               206                921
                                                       --------------        -----------
         Total current assets......................             3,872            122,202

PROPERTY AND EQUIPMENT, net........................             7,224             28,391

DEFERRED FINANCING COSTS, net......................               251                593

OTHER ASSETS.......................................               167                652
                                                       --------------        -----------
         Total assets..............................    $       11,514        $   151,838
                                                       ==============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt...............    $        1,020        $       762
   Current portion of capital lease obligations....             1,200              5,328
   Accounts payable................................               821              1,277
   Accrued expenses................................               487              3,204
                                                       --------------        -----------
         Total current liabilities.................             3,528             10,571
                                                       --------------        -----------

Long-Term Liabilities:
   Long-term debt, including amounts due to
     related parties of $950 and $4,005 at
     December 31, 1999 and September 30, 2000,
     respectively, less current portion............             2,287              4,653
   Capital lease obligations, less current portion.             3,842             15,974
   Deferred revenue................................               461              2,390
   Royalty obligations.............................               300                300
   Convertible promissory notes....................             3,500                  -
   Accrued preferred stock dividends...............             1,056              1,159
                                                       --------------        -----------
         Total long-term liabilities...............            11,446             24,476
                                                       --------------        -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets

                        (In thousands, except share data)



                                                       DECEMBER 31,          SEPTEMBER 30,
                                                           1999                  2000
                                                       ------------          -------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  10,000,000 authorized shares at
  December 31, 1999 :
     Series A and KBL; $.001 par value,
     2,437,500 and 0 shares issued and outstanding at
     December 31, 1999 and September 30, 2000,
     respectively....................................          11,247                  -

PUTTABLE WARRANT.....................................             125                  -

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, 10,000,000 authorized shares
     at December 31, 1999 and 58,000,000
     authorized shares at September 30, 2000, $.001
     par value, 2,809,680, and 22,647,194
     shares issued and outstanding at
     December 31, 1999 and September 30, 2000,
     respectively....................................               3                 23
   Additional paid-in capital........................           4,819            218,322
   Accumulated deficit...............................         (19,654)          (101,594)
   Net unrealized investment gains ..................               -                 40
                                                       --------------        -----------

         Total stockholders' equity (deficit)........         (14,832)           116,791
                                                       --------------        -----------

         Total liabilities and stockholders'
           equity....................................  $       11,514        $   151,838
                                                       ==============        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                     2000                 1999          2000                1999
                                                  --------------    --------------   --------------   ---------------
Revenue:
    Grant research revenue......................  $           -     $          30    $          -     $         547
    License revenue.............................             67                30             187                69
                                                  -------------     -------------    ------------     -------------
    Total revenue...............................             67                60             187               616
                                                  -------------     -------------    ------------     -------------

Operating Expenses:
    Sublicense royalty obligations..............              -                 6             515                13
    Research and development....................          7,813             1,613          15,645             3,855
    Selling, general and administrative.........          2,451               791           5,706             1,868
    Stock based compensation....................            754               552           5,101               688
                                                  -------------     -------------    ------------     -------------

    Total operating expenses....................         11,018             2,962          26,967             6,424
                                                  -------------     -------------    ------------     -------------

    Loss from operations........................        (10,951)           (2,902)        (26,780)           (5,808)

Interest income.................................          1,520                61           2,677               217
Interest expense................................           (374)             (150)         (1,330)             (373)
                                                  -------------     -------------    ------------     -------------

    Net loss....................................         (9,805)           (2,991)        (25,433)           (5,964)

Preferred stock dividends and accretion.........         (1,603)             (526)         (6,327)           (1,567)

Beneficial conversion feature of Series B,
    KBH and C preferred stock...................              -                 -         (50,180)                -
                                                  -------------     -------------    ------------     -------------

Net loss attributable to common shareholders....  $     (11,408)    $      (3,517)   $    (81,940)    $      (7,531)
                                                  =============     =============    ============     ==============


Net loss per common shareholder, basic
    and diluted.................................  $        (.74)    $      (1.27)    $     (11.68)    $       (2.80)
                                                  =============     ============     ============     ==============

Weighted average shares used in computing
    net loss per common share...................         15,437             2,780           7,013             2,689
                                                  =============     =============    ============     =============

Pro forma net loss per share, basic and diluted.  $        (.49)                            (5.05)
                                                  =============                      ============

Pro forma weighted average shares outstanding,
    basic and diluted...........................         19,877                            14,889
                                                  =============                      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

      Statements of Stockholders' Equity and Comprehensive Loss (Unaudited)
                        (In thousands, except share data)



                                                                                                                   ADDITIONAL
                                                                             ----------COMMON STOCK----------        PAID-IN
                                                                                SHARES            AMOUNT             CAPITAL
Balance at December 31, 1999                                                      2,809,680      $            3     $        4,819

   Issuance of common stock from exercise of stock options                           72,685                   -                404
   Issuance of  common stock from exercise of warrants                               98,218                   -                230
   Stock based compensation                                                               -                   -              4,781
   Warrants issued in connection with debt financing and preferred stock
     Offering                                                                             -                   -              3,320
   Accretion in carrying value of redeemable preferred stock                              -                   -                  -
   Beneficial conversion feature of Series B, KBH and C preferred stock                   -                   -             50,180
   Conversion of preferred stock in connection with initial public offering      12,704,166                  13             72,054
   Cashless exercise of warrants in connection with initial public offering          62,445                   -                501
   Sale of common stock in connection with initial public offering,
     net of $7,660 offering costs                                                 6,900,000                   7             82,033
   Net change in unrealized investment gain                                               -                   -                  -
   Net loss                                                                               -                   -                  -

Total comprehensive loss
                                                                            ---------------    ----------------     --------------

Balance at September 30, 2000                                                    22,647,194       $          23     $      218,322
                                                                            ===============    ================     ==============




                                                                                                    NET UNREALIZED
                                                                                ACCUMULATED           INVESTMENT
                                                                                  DEFICIT                GAINS
Balance at December 31, 1999                                                  $        (19,654)      $          -

   Issuance of common stock from exercise of stock options                                   -                  -
    Issuance of  common stock from exercise of warrants
   Stock based compensation                                                                  -                  -
   Warrants issued in connection with debt financing and preferred stock
     Offering                                                                                -                  -
   Accretion in carrying value of redeemable preferred stock                            (6,327)                 -
   Beneficial conversion feature of Series B, KBH and C preferred stock                (50,180)                 -
   Conversion of preferred stock in connection with initial public offering                  -                  -
   Cashless exercise of warrants in connection with initial public offering                  -                  -
   Sale of common stock in connection with initial public offering,
     net of $7,660 offering costs                                                            -                  -
   Net change in unrealized investment gain                                                  -                 40
   Net loss                                                                            (25,433)                 -


Total comprehensive loss
                                                                              ----------------      -------------

Balance at September 30, 2000                                                 $       (101,594)      $         40
                                                                              =================      ============




                                                                                       TOTAL
                                                                                      COMMON                  OTHER
                                                                                   STOCKHOLDERS'          COMPREHENSIVE
                                                                                      EQUITY                  LOSS
Balance at December 31, 1999                                                      $       (14,832)

   Issuance of common stock from exercise of stock options                                    404
   Issuance of  common stock from exercise of warrants                                        230
   Stock based compensation                                                                 4,781
   Warrants issued in connection with debt financing and preferred stock
     Offering                                                                               3,320
   Accretion in carrying value of redeemable preferred stock                               (6,327)
   Beneficial conversion feature of Series B, KBH and C preferred stock                         -
   Conversion of preferred stock in connection with initial public offering                72,067
   Cashless exercise of warrants in connection with initial public offering                   501
   Sale of common stock in connection with initial public offering,
     net of $7,660 offering costs                                                          82,040
   Net change in unrealized investment gain                                                    40           $         40
   Net loss                                                                               (25,433)               (25,433)
                                                                                                            -------------

Total comprehensive loss                                                                                    $    (25,393)
                                                                                -----------------           =============

Balance at September 30, 2000                                                     $       116,791
                                                                                  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         GENAISSANCE PHARMACEUTICALS, INC.

                             Statements of Cash Flows
                                    (Unaudited)
                                  (In Thousands)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,

                                                                                           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (25,433) $    (5,964)

   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization............................................               2,225          434
      Loss on disposal of equipment............................................                  55            -
      Stock based compensation.................................................               4,781          688
      Non-cash interest expense................................................                 376          125
      Warrants issued in exchange for services.................................                  14            -
      Changes in assets and liabilities -
         Other current assets..................................................                (715)        (127)
         Other assets..........................................................                (485)        (247)
         Accounts payable......................................................                 456          232
         Accrued expenses......................................................               2,723          209
         Deferred revenue......................................................               1,929          (51)
         Due to related party..................................................                  (6)         (49)
                                                                                    --------------- -------------

               Net cash used in operating activities...........................             (14,080)      (4,750)
                                                                                    --------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.........................................              (5,173)        (855)
   (Investment in) proceeds from marketable securities.........................             (38,346)       2,725
                                                                                    --------------- ------------

               Net cash used in investing activities...........................             (43,519)       1,870
                                                                                    --------------- ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock...............................              53,925            -
   Net proceeds from issuance of common stock..................................                 634            8
   Net proceeds from initial public offering, net of issuance costs............              82,040            -
   Proceeds from (repayment of) long-term debt, net............................                (947)       1,826
   Proceeds from long-term debt due to related parties.........................               3,055          141
   Repayment of capital leases.................................................              (1,879)        (237)
   Deferred offering costs.....................................................                   -          (40)
                                                                                    --------------- -------------

               Net cash provided by financing activities.......................             136,828        1,698
                                                                                    --------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         79,229       (1,182)

CASH AND CASH EQUIVALENTS, beginning of period.................................               3,666        4,189
                                                                                    --------------- ------------

CASH AND CASH EQUIVALENTS, end of period.......................................            $ 82,895  $     3,007
                                                                                    =============== ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH:
   Financing Activities:
      Conversion of liabilities into common or preferred stock.................            $  3,561  $       160
      Acquisition of equipment pursuant to capital lease obligations...........              18,139        2,530
      Issuance of warrants in connection with financing agreements.............               3,320          105


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                    For the Quarter Ended September 30, 2000



(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is a leader in applying population genomics, informatics and clinical data to the development of personalized medicines. We apply population genomics, the analysis of genomic variation within diverse groups of people, to discover proprietary markers that are predictive of which patients will respond effectively to a drug. We market our technology to the biopharmaceutical industry as a complete solution for improving the development, marketing and prescribing of drugs. We have funded our operations, including our research and development activities, through revenue derived from licensing and research agreements, U.S. Federal grants and the proceeds from equity and debt offerings.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 1999 thereto included in our Registration Statement on Form S-1 (File No. 333-35314), as declared effective by the Securities and Exchange Commission on August 1, 2000. The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2000, and the results of our operations for the three and nine month periods ended September 30, 1999 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    INITIAL PUBLIC OFFERING

       In August, 2000, we completed the initial public offering of 6,900,000 shares of our common stock at a price of $13.00 per share, all of which shares were issued and sold by us for aggregate proceeds of $82.0 million, net of underwriting discounts and commissions and expenses of approximately $7.7 million. Upon closing of the initial public offering, all issued and outstanding shares of Series A, KBL, B, KBH, and C preferred stock were converted into shares of common stock (Note 6).

 (3)   REVENUE RECOGNITION

       We recognize grant research revenue as the related expenses for development activities are incurred and the related work is performed under the terms of the grants.

       We have also entered into a sublicense agreement with a third party (the "Licensor"). Through September 30, 2000, in consideration for entering into such sublicense agreement, we have received approximately $2.6 million of consideration from the Licensor. We are recognizing such payments by amortizing the payments into revenue, on a straight-line basis, over the term of the sublicense. In addition, we recognize royalties received on the licensed product as revenue when earned.


(4)    NET LOSS AND PRO FORMA NET LOSS PER COMMON SHARE

       We compute and present net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". There is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock (converted in August 2000), stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,678,095 and 3,046,777 shares of common stock at December 31, 1999 and September 30, 2000, respectively.

       Upon the consummation of the initial public offering (see Note 2), all of our preferred stock automatically converted into common stock and certain of the outstanding common stock warrants were automatically exercised. The following table sets forth the pro forma net loss per share for the three and nine months ended September 30, 2000, assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance. The pro forma net loss per share for the nine months ended September 30, 2000, includes the beneficial conversion charge of $50.2 million or $3.37 per share (in thousands, except per share data):

                                                      THREE MONTHS                 NINE MONTHS
                                                          ENDED                       ENDED
                                                   SEPTEMBER 30, 2000          SEPTEMBER 30, 2000
       Numerator -
          Net loss applicable to common
              shareholders                           $    (11,408)                $    (81,940)
          Preferred stock dividends and
              accretion                                     1,603                        6,327
          Puttable warrant interest expense                    42                          376
                                                     ------------                 ------------

       Pro Forma net loss applicable to
          common shareholders                        $     (9,763)                $    (75,237)
                                                     =============                =============

       Denominator -
          Weighted average common shares                   15,437                        7,013
          Weighted average effect of pro forma
              securities -
                 Preferred Stock
                    Series A                                  848                        1,904
                    Series B                                3,036                        5,114
                    Series C                                  535                          809
                 Warrants                                      21                           49
                                               ------------------           ------------------

        Denominator for Pro Forma basic and
          diluted calculation                              19,877                       14,889
                                                     ============                 ============

        Pro Forma net loss per share                 $       (.49)                $     (5.05)
                                                     =============                ============

(5)    FINANCING ARRANGEMENTS

       In December 1999, we obtained a commitment from Connecticut Innovations, Inc. ("CII") to provide an additional $2.72 million of funding for the continued expansion of our facility. During the nine months ended September 30, 2000, we borrowed the entire balance available under this commitment. In July 2000, we obtained an additional $1.5 million of funding from CII for further expansion of our facility. During the nine months ended September 30, 2000, we borrowed approximately $337,000 under this commitment.

       During the nine months ended September 30, 2000, we entered into agreements for an additional $18.9 million of capital lease financing for equipment purchases with interest rates ranging from approximately 12.1% to 13.1%. As of September 30, 2000, we had approximately $1.3 million of borrowing capacity available under these agreements. In connection with entering into these leasing arrangements, we granted the lessors warrants to purchase 61,916 shares of common stock at a weighted average exercise price of $9.67 per share. Deferred financing costs of $414,481, which approximated the fair value of these warrants at the date of issuance, will be amortized over the term of the related leases.

(6)    PREFERRED STOCK

       In February and March 2000, we sold 8,543,524 shares of Series B Preferred Stock and 183,749 shares of Series KBH Preferred Stock (8,727,273 shares in aggregate, collectively "Series B") for $5.50 per share resulting in proceeds of approximately $42.1 million, net of issuance costs of approximately $2.4 million and net of conversion of $3.5 million of convertible promissory notes (and related interest) which were issued in 1999 which were converted into 636,364 shares of Series B based upon a conversion price of $5.50 per share. In connection with this offering, the placement agent was issued a warrant (which is exercisable through February 2005) to purchase 400,000 shares of common stock at $6.05 per share. Issuance costs of $2.9 million, which approximates the fair value of the warrant at the date of issuance, are in addition to the $2.4 million of cash issuance expenses noted above.

       In March 2000, we sold 1,539,393 shares of Series C Redeemable Convertible Preferred Stock at $8.25 per share resulting in proceeds of approximately $11.9 million, net of issuance expenses of approximately $817,000 ("Series C")

       In connection with the sale of Series B and Series C during 2000, we recorded a charge to accumulated deficit of $50.2 million. This amount represents the beneficial conversion feature of this stock. This amount has been accounted for as a non-cash dividend to these preferred stockholders and as a result, increased our paid in capital, net loss applicable to common shareholders and the related net loss per share.

       Our preferred stock was automatically converted into common stock upon the completion of the initial public offering (Note 2).

(7)    STOCK BASED COMPENSATION

       During the nine months ended September 30, 2000, options to purchase 1,648,530 shares of common stock were granted to our employees and consultants at a weighted average exercise price of $11.76 per share. Total compensation expense recorded in the accompanying statement of operations associated with employee stock options is approximately $247,000 and $82,000 for the nine months ended September 30, 2000 and 1999, respectively. Deferred compensation at September 30, 2000 related to these options was approximately $963,000.

       During the nine months ended September 30, 2000, we elected to fully vest all unvested options previously granted to scientific advisory board members. Accordingly, we recorded a compensation charge in the nine months ended September 30, 2000 based upon the incremental fair value and previously recognized compensation expense associated with these options at the time of vesting. Total compensation expense recorded in the accompanying statements of operations associated with these consultants' options is approximately $1,654,000 and $286,000 for the nine months ended September 30, 2000 and 1999, respectively.

       In 1996, in connection with a change in our management, our current Chief Executive Officer and Chief Financial Officer (the "Officers") entered into a stock purchase agreement ("Officer Stock Purchase Agreement") with an officer and one of our major shareholders ("Former CEO"). The Officer Stock Purchase Agreement permitted the Officers to purchase shares of common stock from the Former CEO in exchange for notes payable aggregating $320,000 ("Officer Stock Notes"). We have recognized this Officer Stock Purchase Agreement as a compensatory arrangement between us and the Officers and accordingly, have recognized a non-cash compensation expense of $2,880,000 and $320,000 during the nine months ended September 30, 2000 and 1999, respectively based upon the increase in the fair value of our stock.

       In April 2000, our board of directors elected to assume the $320,000 of Officer Stock Notes in exchange for notes from the Officers payable directly to us, provided that we successfully completed our initial public offering. Upon completion of the initial public offering, we issued these promissory notes, the obligation to the former CEO was satisfied, and no further compensation expense will be recognized from this stock purchase agreement. In addition, the board of directors provided that if the Officers were still employed by us as of December 31, 2000, we would forgive the $320,000 of Officer Notes. We have recognized a compensation expense of $320,000 during the three months ended September 30, 2000 as a result of the successful completion of our initial public offering. Such forgiveness is included in stock based compensation in the accompanying Statement of Operations.

       In April 2000, our board of directors approved an increase of 2,000,000 shares of common stock issuable under our stock option plan and in July 2000, our stockholders approved this increase and adopted the 2000 amended and restated equity incentive plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about management's current expectations regarding financial results, economic conditions, trends and known uncertainties. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process and other factors relating to our growth. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in the "Risk Factor" section of our registration statement on Form S-1 (File No. 333-35314) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof.

OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of September 30, 2000, we had an accumulated deficit of $101.6 million. Approximately $50.2 million of this deficit resulted from a one-time, non-cash charge related to the beneficial conversion feature associated with our Series B, KBH, and C preferred stock. The majority of our operating losses have resulted from costs we incurred developing our HAP-TM- Technology, and we expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP-TM- Technology. To date, our revenues have been primarily from licensing fees pursuant to a sublicensing agreement with Visible Genetics, Inc. and government grants. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue consists primarily of proceeds received in connection with research grants and through the sublicensing of a patent. Revenue increased to approximately $67,000 in the three months ended September 30, 2000 from approximately $60,000 in the three months ended September 30, 1999. The revenue during the quarter ended September 30, 2000 consists of royalties received and the amortization, over the remaining life of the sublicensed patent, of upfront payments received. The increase resulted from a $37,000 increase in license revenue and a $30,000 decrease in grant research revenue. The decrease in grant research revenue occurred because we decided not to pursue research grant funding but to focus instead on commercializing our HAP-TM- Technology and obtaining equity financing.

Sublicense royalty expense represents royalties incurred by us on sublicensing fees received.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, depreciation and maintenance costs for equipment used for HAP-TM- Marker discovery and HAPtyping-TM-, and facility related costs. We expense our research and development costs as incurred. Research and development expenditures increased to approximately $7.8 million in the three months ended September 30, 2000 from $1.6 million in the three months ended
September 30, 1999. The increase in expenditures is attributable to the significant increase in the discovery of HAP-TM- Markers during 2000 and the initiation of our HAPtyping-TM- process. The increased HAP-TM- Marker discovery required additional personnel, materials and reagents and additional equipment, which resulted in additional depreciation expense. Payroll costs also increased in connection with the development of our propriety DECOGEN-TM-informatics system. We expect research and development costs to continue to increase significantly over the next few years as we continue to increase our HAP-TM-

Marker discovery, our HAPtyping-TM- capacity, our MEDNOSTICS-TM- program and as we continue to invest in ongoing product development efforts related to our DECOGEN-TM- informatics system.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as business development efforts, facility related costs and outside professional fees incurred in connection with legal and financial matters. Selling, general and administrative expenses increased to approximately $2.5 million in the three months ended September 30, 2000 from approximately $791,000 in the three months ended September 30, 1999. The increase is primarily attributable to an increase in business development, legal and administrative personnel to support our continued growth, our expanded business development efforts related to our HAP-TM- Technology. In addition, facility related costs increased as a result of our relocation to a larger facility. We expect selling, general and administrative costs to continue to increase over the next few years to support our growth, to broaden the marketing of our products and to pay the costs of operating as a public company.

Stock based and other non-cash compensation expense relates to options granted to employees, options granted to scientific advisory board members and a sale of stock in exchange for a note, between two of our officers and a major shareholder. The accounting for options granted to employees is accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. The accounting for the stock sale between our officers and a major shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of this stock sale. Stock based compensation increased to approximately $754,000 in the three months ended September 30, 2000 from approximately $552,000 in the three months ended September 30, 1999. The increase for the three months ended September 30, 2000 is primarily due to the $320,000 of expense related to the stock purchase agreement due to the increase in fair value of the stock during the period and the $320,000 compensation charge in connection with the loans payable by two officers. This was partially off set by a decline in expense associated with options granted to scientific advisory board members due to the accelerated vesting of all previously unvested options to scientific advisory board members during the first quarter of 2000.

Interest income results primarily from investing proceeds raised through the issuance of equity securities. Interest income increased to approximately $1.5 million in the three months ended September 30, 2000 from approximately $61,000 in the three months ended September 30, 1999. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000 and our initial public offering in August 2000.

Interest expense results from capital lease obligations, other long-term debt, and our adjustment of an outstanding puttable warrant to its fair value. Interest expense increased to approximately $374,000 in the three months ended September 30, 2000 from approximately $150,000 in the three months ended September 30, 1999. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support the increased discovery of our HAP-TM- Markers, as well as costs incurred in connection with the expansion of our facility.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue decreased to approximately $187,000 in the nine months ended September 30, 2000 from approximately $616,000 in the nine months ended September 30, 1999. The decrease resulted from a $547,000 decrease in grant research revenue. The decrease in grant research revenue occurred because we decided not to pursue research grant funding. This decrease was partially offset by an increase of approximately $118,000 in license revenue. During the nine months ended September 30, 2000, we amended our sublicensing agreement with Visible Genetics, Inc. which generated a nonrefundable fee of approximately $2.1 million. We will recognize the nonrefundable fee by amortizing such payments into revenue over the remaining term of the sublicensing agreement.

Sublicense royalty expense represents royalties incurred by us on sublicensing fees received. The increase in the nine months ended September 30, 2000 sublicense royalty expense relates primarily to the nonrefundable cash payment received in connection with the sublicensing agreement.

Research and development expenses increased to approximately $15.6 million in the nine months ended September 30, 2000 from $3.9 million in the nine months ended September 30, 1999. The increase was attributable to the increased production of HAP-TM- Markers, the initiation of our HAPtyping-TM- process and the development of our proprietary DECOGEN-TM- informatics system.

Selling, general and administrative expenses increased to approximately $5.7 million in the nine months ended September 30, 2000 from approximately $1.9 in the nine months ended September 30, 1999. The increase was attributable to an increase in personnel from our expanded operations, additional business development costs from marketing our products and higher operating costs from our move to a larger facility.

Stock based compensation expense increased to approximately $5.1 million in the nine months ended September 30, 2000 from approximately $688,000 in the nine months ended September 30, 1999. The increase is primarily due to our decision in March 2000 to vest fully all unvested options previously granted to scientific advisory board members, which resulted in a one-time expense of approximately $1.4 million, as well as the recording of approximately $2.9 million of expense related to the officer stock purchase agreement due to the increase in the fair value of our stock during the period.

Interest income increased to approximately $2.7 million in the nine months ended September 30, 2000 from approximately $217,000 in the nine months ended September 30, 1999. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000 and the initial public offering in August 2000.

Interest expense increased to approximately $1.3 million in the nine months ended September 30, 2000 from approximately $373,000 in the nine months ended September 30, 1999. The increase was due primarily to additional capital lease and other debt obligations, as well as the increase in fair value of our outstanding puttable warrant.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through September 30, 2000, we have received aggregate gross proceeds of approximately $162.8 million from issuance of common and preferred stock. In addition, through September 30, 2000, we had received $4.5 million of government grant funding and $3.9 million from license fees, royalties and research contracts. We also have received $23.8 million from capital lease financing and $5.1 million from other loans. The proceeds from capital lease financing and other loans have been used to acquire $31.5 million of property and equipment. On
September 30, 2000, we had available borrowing capacity of $1.3 million under capital lease agreements and $1.2 million under long-term loans for facility improvement costs. We are using the $1.3 million available under capital lease agreements to finance equipment purchases. It is our intention to continue to expand production and office facilities and to acquire state-of-the art equipment to continue to accelerate the discovery of HAP -TM-Markers for all pharmaceutically relevant genes and increase the throughput of our HAPtyping-TM-.

Cash used in operations for the nine months ended September 30, 2000 was $14.1 million compared with $4.8 for the same period in 1999. A net loss of $25.4 million for the first nine months of 2000 was partially offset by non-cash charges of $4.8 million for stock based compensation expense, $1.9 million of deferred revenue, $2.2 million of non-cash charges for depreciation and amortization expense and an increase of $2.7 million in accrued expenses. During the nine months ended September 30, 2000, we received net proceeds of $136.6 million from the issuance of common and preferred stock, of which $38.4 million was invested in marketable securities.

On September 30, 2000, cash, cash equivalents and short-term investments totaled $121.3 million compared to approximately $3.7 million at December 31, 1999. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed the initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.0 million. We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for at least 24 months.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

    -    the demand for our HAP-TM- Technology;

    -    the efforts and success of our HAP-TM- 2000 partnership program;

    -    the number of Mednostics programs we commence;

    -    the results of our MEDNOSTICS-TM- programs;

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have a maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of September 30, 2000.

At September 30, 2000, we had aggregate fixed rate debt of approximately $26.7 million, including borrowings outstanding under term loans and capital lease obligations. A 10% change in interest rates would cause a corresponding increase in our annual expense of approximately $270,000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDS - NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

CHANGES IN SECURITIES

During the three months ended September 30, 2000, individuals exercised options to purchase an aggregate of 50,230 shares of our common stock for an aggregate purchase price of $330,755. These issuances were made in reliance upon Rule 701 under the Securities Act of 1933, as amended.

USE OF PROCEEDS

On August 1, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-35314) effective in connection with the initial public offering of our common stock. Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., Salomon Smith Barney and UBS Warburg LLC served as managing underwriters of the offering.

On August 7, 2000, we sold 6,000,000 shares of our common stock (excluding the underwriters' overallotment option) at $13.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $71,100,000, reflecting gross proceeds of $78,000,000, net of underwriting discounts and commissions of approximately $5,460,000 and other offering costs of approximately $1.4 million.

On August 31, 2000, we sold 900,000 shares of our common stock (in connection with the exercise of the underwriters' overallotment option) at $13.00 per share to the underwriters. We received net proceeds of approximately $10,881,000, reflecting gross proceeds of $11,700,000, net of underwriting discounts of approximately $819,000.

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

ITEMS 3-5 - None

ITEM 6(a) - Exhibits

      EXHIBITS                                            DESCRIPTION
      10.1*                                               Promissory Note issued by Gualberto Ruano, dated
                                                          August 7, 2000
      10.2*                                               Promissory Note issued by Kevin Rakin, dated
                                                          August 7, 2000
      10.3*                                               Employment Agreement with Kenneth Kashkin, dated
                                                          September 13, 2000
      10.4*                                               Promissory Note issued by Kenneth Kashkin, dated
                                                          August 1, 2000
      27                                                  Financial Data Schedule

* Indicates a management contract.

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

                                       GENAISSANCE PHARMACEUTICALS, INC.


Date: November 14, 2000                By:  /s/ Kevin L. Rakin
                                          ----------------------------
                                            Kevin L. Rakin
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                        GENAISSANCE PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX


      EXHIBIT NO.                                         DESCRIPTION
      10.1*                                               Promissory Note issued by Gualberto Ruano, dated
                                                          August 7, 2000
      10.2*                                               Promissory Note issued by Kevin Rakin, dated
                                                          August 7, 2000
      10.3*                                               Employment Agreement with Kenneth Kashkin, dated
                                                          September 13, 2000
      10.4*                                               Promissory Note issued by Kenneth Kashkin, dated
                                                          August 1, 2000
      27                                                  Financial Data Schedule

* Indicates a management contract.