Form 10-K
period 2000-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2001-04-02
CIK 1110009

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 000-30981

                        GENAISSANCE PHARMACEUTICALS, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                 06-1338846
   -------------------------                       ---------------
   (State of Incorporation                          (IRS Employer
      or Organization)                            Identification No.)

          FIVE SCIENCE PARK
       NEW HAVEN, CONNECTICUT                                          06511
- ----------------------------------                                   ---------
   (Address of Principal Executive Offices)                         (Zip Code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
  ------------------------                       ------------------------
          None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of our voting stock held by non-affiliates as of March 19, 2001 was: $153,704,665.

There were 22,695,327 shares of our common stock outstanding as of March 19, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of our 2001 Annual Meeting of Shareholders to be held on May 22, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

===============================================================================

ITEM 1. BUSINESS

COMPANY OVERVIEW

         We are a leader in developing technology for applying population genomics to improve the development, marketing and prescribing of drugs. We discover genomic markers that can be used to predict which patients will respond effectively to a drug. We are applying our technology and our clinical development capabilities to identify which of our genomic markers are predictive of how patients respond to marketed drugs. We market our technology and our predictive genomic markers to the pharmaceutical industry as a means of developing more efficient clinical trials and of improving the sales of existing drugs, by taking into account the genomic differences that exist between individuals. In November 2000, we entered into our first collaboration agreement with Janssen Research Foundation, an affiliate of Johnson & Johnson. In addition, we market our predictive markers to healthcare providers and payers to help them make better informed decisions as to which drugs should be prescribed to specific patients and are suitable for reimbursement. Our technology combines informatics, genomic markers and an efficient process for analyzing clinical samples to correlate drug response with a patient's genomic variation.

         We believe that a fundamental improvement will occur in the delivery of healthcare if the pharmaceutical and biotechnology industries begin efficiently using population genomics. We foresee healthcare providers using knowledge of each individual's unique genome to predict each individual's response to a drug as well as disease susceptibility and progression. We believe that the pharmaceutical industry will use population genomics to design and conduct smaller and better informed clinical trials. We also see the pharmaceutical industry applying knowledge based upon our predictive genomic markers to currently marketed drugs, so as to gain approval for new indications and maintain or increase market share through differentiation from competing products and to develop second generation drugs. Ultimately, we believe that our technology will allow physicians and patients to select specific treatments based on a patient's genome. Our goal is to have our technology become the standard for incorporating population genomics throughout the pharmaceutical process of developing, marketing and prescribing drugs.

INDUSTRY OVERVIEW

         The pharmaceutical and healthcare industries face intense pressure to become more productive and deliver more cost effective healthcare. Two of the pharmaceutical industry's most challenging issues are the high cost and low success rate of developing drugs and the need to differentiate approved drugs in highly competitive markets. At the same time, healthcare providers and payers are spending a growing proportion of their resources on prescription drugs.

         The drug development process is costly and subject to a high failure rate. The average cost of developing a drug is estimated to be $500 million, including the cost of unsuccessful drug candidates. Even with recent technological advances, including advances in areas such as genomics, the failure rate of clinical trials remains very high. In the United States, only one in five drug candidates that enters clinical trials reaches the market. Seventy percent of the drug candidates that enter clinical trials successfully complete phase I, 33% complete phase II, 25% complete phase III and only 20% achieve regulatory approval. The decision to enter phase III, the most costly phase of clinical trials, is generally based upon the results obtained from the limited number of individuals, often fewer than 200, typically studied in phases I and II. The typical patient population in phase III is between 1,000 and 5,000 individuals, and the average amount of money spent in a single phase III clinical trial is estimated to be greater than $40 million.

         Approved drugs often face intense competition. The period of market exclusivity for the first drug in a new therapeutic class is typically much shorter today than it was a few years ago. Consequently, marketing expenditures have increased rapidly as companies attempt to maintain or increase market share. Of the approximately $50 billion spent in 1999 on U.S.-based drug discovery, development and marketing, the pharmaceutical industry spent over $25 billion on marketing drugs. Marketing departments are also under pressure to maximize the revenue generated from approved products in order to meet corporate-wide revenue and earnings goals. In addition, the Boston Consulting Group reports that it expects large pharmaceutical companies to lose a substantial portion of their present revenues by 2003 due to the expiration of patents on existing drugs and the effect of generic drugs on competition. Thus, in order to maintain revenue growth rates and profitability, pharmaceutical companies must both improve the success rate of clinical trials and differentiate their drugs in a crowded market place.

         According to the Health Care Financing Administration, the cost for prescription drugs in the United States increased from $37.7 billion in 1990 to $100.6 billion in 1999. In addition, during this same period of time, the overall percentage of healthcare costs for prescribed drugs increased from 5.4% to 8.2%. In an attempt to contain the rising cost of drug expenditures, healthcare providers and payers face the difficult task of deciding which drugs should be prescribed to specific patients and are suitable for reimbursement. Healthcare providers make these decisions using medical outcome studies and economic benefit factors but they do not have any knowledge of which individual patients are most likely to benefit from a specific drug, if at all. Thus, healthcare providers and patients would benefit from diagnostic tests that could predict disease susceptibility, allow for earlier and more appropriate intervention and predict drug efficacy.

         POPULATION GENOMICS

         The medical community generally acknowledges that most drugs work more effectively for some patients than others. The pharmaceutical industry often poorly understands this variability in patient response. Consequently, pharmaceutical companies may unnecessarily discontinue further drug development, fail to obtain regulatory approval for promising drug candidates, or, even if a drug obtains approval, be unable to market an approved drug effectively or to obtain approval for third party reimbursement.

         Scientists have known for a long time that genomic differences influence how patients respond to drugs. However, pharmaceutical companies generally have not considered genomic differences between patients in developing and implementing clinical trials or in the marketing of approved drugs. If pharmaceutical companies were able to correlate genomic variation with drug response in clinical trials, they could improve the drug development and marketing process. For example, pharmaceutical companies could use the correlation data from phase I and phase II clinical trials to determine the size of the patient population that would likely benefit from the drug under development. They would also know the size of the clinical group needed for a phase III clinical trial to obtain statistically significant data to support the clinical development program. The pharmaceutical companies would, therefore, have a better understanding of the cost required to complete the development of the drug and the likely economic return on their investment before proceeding to a phase III clinical trial. In addition, understanding the correlation between genomic differences and drug response would enable pharmaceutical companies to improve the marketing of their drugs by identifying those patients for whom particular drugs are likely to be most effective. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the appropriate medication at the earliest possible time.

         Population genomics is the analysis of genomic variation within groups of people. The genomic blueprint each person inherits from his or her biological parents determines differences, such as height, hair color, and eye color. Our DNA, which is composed of four building blocks called nucleotides, encodes the information responsible for these differences. The relative order, or sequence, of the four nucleotides determines the information content of the DNA. The entire DNA content of humans consists of 23 structures called chromosomes and approximately three billion nucleotides. These nucleotides are organized into at least 25,000 units of information called genes. The information contained in genes is translated into a product called a protein.

         Humans have two copies of each chromosome. Individuals inherit one set of the 23 chromosomes, a complete genome, from each parent. Therefore, humans inherit two copies of the human genome. Differences between siblings arise because the 23 individual chromosomes can be shuffled in more than eight million different ways. In addition, during the reproductive process, physical exchange occurs between regions of each chromosomal pair. Thus, each individual inherits two versions of each chromosome in a form that is slightly different from that found in either parent. Likewise, each individual may inherit two different versions of any specific gene. As a result of this process, there may be differences between versions of a gene within an individual and among groups of people. On the other hand, individuals, whether they are related or not, may inherit similar versions of specific genes. Differences between versions of a gene, whether within an individual or among groups of people, are referred to as genomic variation.

         Small differences between the DNA sequences of two individuals may cause profound differences between these two people. Population geneticists estimate that there is approximately a 0.1% difference in the DNA sequence between any two individuals; at the DNA level, this 0.1% difference translates into three million sites of genomic variation. Moreover, in order to predict drug response, one must not only take into account the genomic variation between two individuals, but also across diverse groups of people. As few as fifty people selected from two different geographic regions can have 30 million sites of genomic variation.

         As scientists better understand genetic variation at the molecular or genomic level, they are more certain that an individual's response to a drug is dependent upon that individual's unique genome. In addition, more than one gene generally determines how an individual responds to a drug. Every drug generally interacts, directly and indirectly, with a variety of different proteins produced by different genes. Therefore, in order to predict a specific drug response, scientists must analyze genomic variation in multiple genes.

         A practical approach to understanding why individuals have different responses to the same drug may be to group individuals together based upon specific genomic similarity, particularly if the similarity correlates with drug response or disease susceptibility. This genomic similarity can occur in unrelated individuals from different geographic regions.

         Any approach to commercialize the use of population genomics must:

o    take into account that each individual has two versions of every gene;

o recognize that multiple genes are involved in an individual's response to a drug;

o measure accurately and efficiently substantial genomic variation between individuals from diverse groups; and

o detect, with sophisticated software programs, the correlation of genomic variation with a drug response.

         SINGLE NUCLEOTIDE POLYMORPHISMS AND HAPLOTYPES

         At the DNA level, genomic variation occurs mainly as a result of variation of a single nucleotide, commonly referred to as a single nucleotide polymorphism or SNP. Several international efforts are underway which are intended to serve as the starting point for understanding genomic variation. One is the Human Genome Project whose scientists have made publicly available a rough draft of a sequence of a single composite human genome. This sequence provides a starting point to identify SNPs. Another effort is the SNP Consortium, an industry sponsored initiative that, together with the Human Genome Project, has identified 1.42 million SNPs distributed throughout the human genome. However, geneticists believe that only a small portion of the human genome constitutes gene information. Thus, only a small number of the SNPs that have been identified fall within these gene regions of DNA.

         Some companies are proposing to correlate genomic variability with drug response by analyzing individual SNPs. A company that seeks to identify these correlations using the individual SNP approach, however, must examine blood samples from thousands of patients and perform a complex statistical analysis to detect possible predictive markers. This approach may lead to a large number of markers that, when the company performs subsequent testing, may not correlate with a drug response.

         Geneticists historically studied genetic variation by analyzing the inheritance of traits within an extended family. Classical population geneticists coined the term haplotype to describe the physical organization of genetic variation as its occurs on each pair of chromosomes in an individual. The haplotype is the standard for measuring genetic variation. At the molecular level, a haplotype consists of multiple individual SNPs that are organized into one of the limited number of combinations that actually exist as units of inheritance in humans. Each haplotype contains significantly more information than individual, unorganized SNPs. As a result, clinicians need fewer patients to detect a statistically significant correlation with a drug response if they use haplotypes rather than individual, unorganized SNPs.

         Haplotypes provide:

o an accurate measurement of the genomic variation in each individual's two genomes;

o    a practical method of organizing this genomic variation information;

o an efficient tool for measuring this genomic variation in diverse groups of people; and

o enough information to allow clinicians to extract statistically accurate data from small populations.

         Both the Human Genome Project and the SNP Consortium have produced basic information for use by academic and industrial researchers. However, these efforts did not:

o    determine how SNPs are organized within a gene to constitute a haplotype;

o determine the frequency with which SNPs or haplotypes are found in various populations; or

o create an informatics interface for using this information in a clinical setting.

         Through the use of haplotypes, together with sophisticated software programs, pharmaceutical companies could determine with statistical accuracy the correlation between genomic variation and drug response in a small population of the size commonly seen in phases I and II of clinical trials and, therefore, make better informed decisions on whether or not to enter phase III clinical trials. In addition, understanding the correlation between genomic differences and drug response would enable pharmaceutical companies to improve the marketing of their drugs by identifying those patients for whom particular drugs are likely to be most effective. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the appropriate medication at the earliest possible time.

THE GENAISSANCE SOLUTION

         We combine sophisticated informatics and proprietary procedures with state-of-the-art DNA sequencing and genomic variation measurement capabilities to allow pharmaceutical companies to integrate population genomics into the development, marketing and prescribing of new and existing medicines. We have invested considerable resources in constructing a production process to discover genomic variation with the goal of discovering the range of genomic variation among all of the pharmaceutically relevant genes. We call this complete solution our HAP(TM) Technology.

         The key components of our HAP(TM) Technology are:

o a database of highly informative, proprietary measures of genomic variation, or haplotypes, for pharmaceutically relevant genes;

o a proprietary informatics system, including unique algorithms, for correlating genomic variation with drug response; and

o a cost effective efficient process for measuring genomic variation in clinical DNA samples.

         We designed our HAP(TM) Technology to permit pharmaceutical and biotechnology companies to use population genomics in a variety of ways for drug development and commercialization.

         DRUG DEVELOPMENT. We designed our HAP(TM)Technology to improve the success rate of drugs in clinical trials by:

o assessing efficiently the genomic variation among the patients involved in a clinical trial, thereby permitting pharmaceutical companies to incorporate genomic variation information into all decisions required during the course of a clinical trial;

o creating better informed, or "smarter," clinical trials through the design of protocols which result in the inclusion of those patients most likely to benefit from the proposed therapeutic product;

o facilitating earlier "go/no-go" decisions on whether to proceed to the next phase of clinical trial testing which should result in a more efficient use of clinical resources; and

o reducing the size and, hence, the cost of late-stage clinical trials by enrolling a group of patients who are most likely to respond to a drug.

         DRUG MARKETING AND PRESCRIBING. We also designed our HAP(TM) Technology to maximize the value of an approved drug by:

o creating diagnostic tests employing HAP(TM) Markers that are predictive of drug response, as well as developing supporting software to be used in tandem with the prescribing and/or marketing of a drug;

o integrating genomic variation information into marketing strategies to sustain and enhance a market leading position or to address problems such as poor market penetration, competitive pricing issues, safety, risk of therapeutic substitution, and limited patent life; and

o    targeting new markets and obtaining approval for new indications.

         Our HAP Technology may also be useful for improving the drug discovery process through the selection and validation of drug targets. In addition, pharmaceutical companies could incorporate data obtained during clinical trials into the drug discovery process to develop second generation drugs. If widely adopted, our HAP(TM) Technology could enable the healthcare system to personalize treatment based upon an individual's unique genome.

         We are also applying our HAP(TM) Technology to discover and develop HAP Markers that are correlated with how patients respond to a marketed drug. We are investing considerable resources in expanding our clinical development group, which consists of the following:

o physicians experienced in clinical trial development and pathways of disease;

o clinical operations personnel experienced in the management of large parallel clinical trials;

o    biostatisticians experienced in the analysis of clinical trial data; and

o regulatory affairs personnel experienced in global product approval processes.

     Our  product development process consists of:

o an initial clinical discovery study designed to discover HAP Markers that appear to be correlated with a differential clinical response;

o a follow up clinical development phase designed to confirm and validate the identified HAP Marker correlation discovered in the clinical discovery phase; and

o a commercialization phase in which the intellectual property is configured into a diagnostic test or other information based products to be offered to pharmaceutical companies and healthcare providers and payers.

OUR STRATEGY

         Our objective is to make our HAP Technology the industry standard for using genomic variation information throughout the pharmaceutical development, marketing and prescribing process. The key elements of our strategy include the following:

         COMMERCIALIZE OUR HAP TECHNOLOGY THROUGH OUR HAP2000 PARTNERSHIP PROGRAM. In November 2000, we entered into our first agreement under the HAP2000 partnership program with Janssen Research Foundation, an affiliate of Johnson & Johnson. We are in discussions and negotiations with additional pharmaceutical and biotechnology companies to become partners for our HAP2000 partnership program. Our HAP2000 program provides access to our HAP Technology, including access to our proprietary HAP Markers, our DECOGEN informatics system, and our HAP Typing capabilities. In return, we receive annual subscription fees, payments for work on specific drug development or marketing projects and for HAP Typing. In addition, we expect license, milestone, and royalty payments for the use of our HAP Markers.

         PURSUE MEDNOSTICS OPPORTUNITIES. In our Mednostics programs we are applying our clinical development expertise and our HAP Technology to develop proprietary information that will predict which patients will benefit from currently marketed drugs in selected disease areas. We have targeted disease areas in large markets with multiple approved drugs having large sales and with the threat of eminent patent expiration and generic competition. We market our proprietary information to pharmaceutical companies to allow them to differentiate their currently approved drugs from competitive products and to improve the introduction of new products. We also market our proprietary information to healthcare providers and payers to allow them to make better informed decisions for each individual patient as to which drug should be prescribed and reimbursed. By funding our Mednostics programs, we believe that we can accelerate the development of this proprietary, predictive information and can market this proprietary information to multiple customers on more favorable terms. By widely disseminating this information through commercial arrangements with healthcare providers and payers, as well as pharmaceutical companies, our goal is to establish our proprietary information as an essential element of clinical decision making. Over the next twelve months, we expect to initiate Mednostics programs for multiple specific disease areas involving numerous marketed drugs.

         CONTINUE TO EXPAND OUR CLINICAL GENETICS CAPABILITIES. We have invested considerable resources to build a clinical development group with the goal of becoming the leading expert in designing and conducting clinical trails to derive and validate information required to commercialize genomic markers.

         DISCOVER AND PATENT HAP MARKERS FOR ALL OF THE PHARMACEUTICALLY RELEVANT GENES AND THEIR ASSOCIATION WITH CLINICAL APPLICATIONS. We are seeking to discover HAP Markers for all of the pharmaceutically relevant genes. We are filing composition of matter patents to protect HAP Markers, as well as their association with clinical applications such as drug response, disease risk and side effects. If we discover and protect these HAP Markers, we believe we will have created the most comprehensive coverage of informative genomic markers available. We believe that this coverage of genomic variation would give us a competitive advantage as the premier source for correlating genomic variation with drug response. We plan to file method patents covering discoveries we make relating to prescribing a drug safely and efficaciously or for diagnosing a patient's predisposition to a particular disease.

         CONTINUE IMPROVING AND EXPANDING OUR DECOGEN INFORMATICS SYSTEM. We are continually expanding the capability of our DECOGEN informatics system with the goal of establishing it as the industry standard for integrating genomic variation into the pharmaceutical development and marketing process. We believe our DECOGEN informatics system is the only platform available that combines sophisticated genomic variation analysis tools with state-of-the-art clinical statistics in an intuitive, graphical user interface. In December 2000, we installed our DECOGEN informatics system at Johnson & Johnson, as part of our HAP2000 partnership program.

         SEEK STRATEGIC ALLIANCES WITH LEADING EQUIPMENT AND INFORMATION TECHNOLOGY PROVIDERS. We plan to form strategic alliances with research and diagnostic equipment manufacturers and diagnostic and information technology companies to expand the applications of our HAP Technology, with the goal of establishing our HAP Technology as a standard component in the delivery of healthcare.

         INCREASE AWARENESS OF THE IMPACT OF GENE VARIATION ON THE FUTURE PRACTICE OF MEDICINE. We intend to work closely with regulatory agencies, third party payers, the medical community and healthcare consumers to build awareness about the benefits of using genomic variation data in the development, marketing and prescribing of new and existing drugs. Our goal is to establish our HAP Technology as the industry standard in the healthcare field for evidence-based medicine.

OUR COMMERCIAL PROGRAMS

         HAP2000 PARTNERSHIP PROGRAM

         We have developed a program intended to give pharmaceutical and biotechnology companies access to our HAP Technology throughout each phase of drug development and marketing. Each partner will gain access to our proprietary HAP Markers, our DECOGEN informatics system and our HAP Typing capabilities. Partners may select a limited number of genes annually for HAP Marker discovery. We anticipate that each partnership will be for a minimum of three years. While we expect to retain all intellectual property rights in HAP Markers discovered during the partnership, our partners will have the option to receive multiple exclusive licenses for the use of these HAP Markers for the development of diagnostic and therapeutic products within specified drug classes and for particular disease indications.

         As part of the HAP2000 program, our partners will gain access to our HAP Typing facility, which we will use to measure HAP Markers from individual patient samples provided by our partners. Under our HAP2000 program, we seek to obtain both near-term and deferred payments including:

o annual subscription fees for access to our DECOGEN informatics system, including our proprietary HAP Markers;

o fees for research projects focused on development or marketing issues associated with particular drugs;

o    fees for HAP Typing clinical samples supplied by our partners; and

o license fees, milestone payments and royalties based on product sales for the exclusive use of HAP Markers for drugs within a specific class and for specific disease indications.

         Our first agreement under the HAP2000 partnership program with Janssen Research Foundation, an affiliate of Johnson & Johnson, is structured in accordance with the deal template described above.

         MEDNOSTICS PROGRAM

         In our internally funded Mednostics programs, we apply our clinical development expertise and our HAP Technology to drugs currently marketed by third parties. Through our Mednostics programs, we seek to find HAP Markers that identify individuals who:

o will respond better to a particular drug within a competitive class than to other drugs in the same class or to one competing class of drugs as compared to another class of drugs;

o    are prone to side effects and adverse reactions; and

o are currently not undergoing therapy for a given disease yet are at risk and will respond well to a given drug.

         Identification of individuals who would benefit from a particular drug may solidify or improve the market position of a particular drug in a highly competitive market and assist in obtaining approval for third party reimbursement. Identification of individuals who are at risk of developing a side effect may increase patient compliance and expand the market for a drug. Early identification of individuals who are at risk of developing a particular disease may improve the treatment for a number of significant diseases and conditions, including many central nervous system disorders, neurodegenerative disorders, and cardiovascular disease, and expand the market for already approved drugs.

         In our Mednostics programs, our clinical development group seeks to discover HAP Markers that are correlated with how a patient responds to a marketed drug. We choose genes to analyze based upon knowledge of the drug in question, the drug's known or likely target, the disease, and drug metabolism considerations. The number of genes we analyze will increase as the costs for HAP Typing decrease. If we fail to detect a correlation with HAP Markers for a given gene, we eliminate that gene from further consideration. If we cannot detect a significant correlation, we analyze additional genes. We then test in a prospective study any correlation that we detect in order to confirm the predictability of the HAP Markers.

         Our clinical development process consists of an initial clinical discovery phase in which prospective clinical trials, where the identity of the drug is known to the clinical investigators, are used to discover HAP Markers that appear to be correlated with a differential clinical response. These clinical trials are referred to as open label clinical trials. We intend to enroll approximately 150 patients for treatment with each of the drugs that will be compared in a therapeutic class. We expect that the clinical discovery phase will take from one to one and one-half years, depending on the disease area and the drug being tested. At the conclusion of this phase, we expect that we will have identified HAP Markers that appear to be correlated with a clinical response such as efficacy or safety of a drug at varying doses as well as disease susceptibility and progression.

         We will then proceed to confirm and validate the identified HAP Marker correlation in a clinical development phase. We intend to perform prospective clinical trials, which are open label or where the identity of the drug is not known to the clinical investigators, and where the identity of a patient's HAP Markers is unknown to the clinical investigators. We intend to enroll 150 to 300 patients for treatment with each of the drugs that will be compared in a therapeutic class. We expect that the clinical development phase will take from one to two years, depending on the disease area and the drug being tested. At the conclusion of this phase, we expect that we will have produced validated HAP Markers that are correlated with a clinical response and suitable for commercialization.

         As an example of our Mednostics programs, we are applying our HAP Technology to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease. This is a highly competitive market with multiple approved products seeking to gain increased market share. Currently, the market is approximately $13 billion worldwide and experts forecast that the market will at least double in size by 2005. Identification of genomic markers that would allow the right drug to reach the right patient would allow a company to boost its market share and would improve patient compliance, which are both particularly important factors when maximizing profit from drugs that patients take over the course of a lifetime.

         To gather data for this Mednostics program, we studied approximately 170 individuals who were prescribed one of several cholesterol lowering drugs. We obtained full medical and family histories and extensive clinical measurements for these individuals from the Ludwigshafen Risk and Cardiovascular Health Study in Germany, a large, ongoing longitudinal study being managed by Dr. Bernard Winkelmann at a teaching hospital of the University of Mainz in Germany. Doctors have diagnosed these individuals to have conditions such as coronary artery disease, diabetes, obesity, high cholesterol levels and hypertension. The drugs used included pravastatin (sold by Bristol-Myers Squibb Company as Pravachol(R)), atorvastatin (sold by Pfizer Inc. as Lipitor(R)) and cerivastatin (sold by Bayer AG as Baycol(R)). To date, we have identified HAP Markers from multiple genes that differentiate how patients respond to a statin. We are attempting to confirm our findings and are simultaneously approaching a number of companies which may have an interest in intellectual property we develop from this Mednostics program.

         We do not currently expect to manufacture and market pharmaceutical and diagnostic products ourselves.

ASTHMA CLINICAL STUDY

         To demonstrate how the pharmaceutical industry and healthcare providers could use our HAP Technology, we conducted a clinical study to determine a correlation between our HAP Markers or SNPs and an asthma patient's response to the drug albuterol (sold by Glaxo SmithKline as Ventolin(R)), a standard treatment for persons with asthma. We conducted the study in collaboration with Dr. Stephen Liggett, our executive medical advisor and a professor of medicine at the University of Cincinnati Medical Center. We initially examined genomic variation in the target of the drug, the beta2 adrenergic receptor (beta2-AR). We determined the sites of variation in this gene and then used our DECOGEN informatics system to organize the SNPs into HAP Markers. We found 13 SNPs in the beta 2-AR gene, which were organized into only 12 HAP Markers out of a theoretical possibility of 8,192 (2 to the 13th power) haplotypes. We collapsed the 12 HAP Markers into five major groups using our proprietary methods of population genomics to increase the likelihood of finding a statistically relevant correlation.

         Dr. Liggett recruited 121 asthmatic individuals for clinical treatment. Dr. Liggett made a large number of standard pulmonary measurements, after which he treated the patients with albuterol in a controlled setting. Approximately 30 minutes after treatment, Dr. Liggett repeated the pulmonary measurements. The response to the drug differed significantly from patient to patient and the drug was clinically effective in only 40% of these patients as measured by generally accepted clinical criteria. Dr. Liggett and his staff drew blood samples and extracted DNA for HAP Typing of the beta2-AR receptor gene. We did the HAP Typing and entered the clinical information and the results from HAP Typing into the DECOGEN informatics system. The search engine of our DecoGen informatics system analyzed the data for a correlation between combinations of HAP Markers as well as individual SNPs and the response to albuterol.

         Our DECOGEN informatics system found a correlation between specific pairs of HAP Markers in the beta 2-AR receptor gene and both a positive response and a poor response to albuterol. By contrast, no individual SNP correlated with the response to albuterol in this study. This study, which was similar in sample size used for a phase II clinical trial, showed that a patient's response to albuterol correlated, in a statistically significant manner, with specific HAP Markers. We have filed a patent application on the correlation and published a more detailed description of this study in the Proceedings of the National Academy of Sciences on September 12, 2000.

OUR TECHNOLOGY

         OVERVIEW

         Our process for discovering HAP Markers eliminates the need to find and then test large numbers of families or related individuals to determine genomic variation. Initially, we discover individual SNPs by high-throughput sequencing of DNA samples of unrelated and related individuals that are representative of the individuals who constitute the major pharmaceutical markets of the world. We use our proprietary algorithms to organize the SNPs into HAP Markers. Using these algorithms, we find that the number of actual HAP Markers per gene is significantly less than the theoretically large number of ways in which SNPs could be organized.

         Our DECOGEN informatics system contains a number of components. Our HAP Database contains our HAP Markers including information about their sequence, frequency and distribution. Our DECOGEN informatics system also contains a proprietary collection of algorithms and a search engine that correlates a patient's HAP Markers with a particular response to a drug. Using our DECOGEN informatics system, we can determine with statistical accuracy the correlation between HAP Markers and drug response in a small population of the size commonly seen in phase I and phase II of a clinical trial.

         HAP Typing is our process for measuring which HAP Marker pairs are present in a patient's DNA sample. Our HAP Typing facility uses proprietary software, robotics and Sequenom's MassARRAY(TM) platform to determine, on a high-throughput basis, which two HAP Markers for a gene are present in a patient's DNA sample. We integrate the resulting data into our DECOGEN informatics system to search for a correlation with a patient's drug response.

         The following outlines the components of our HAP Technology and how we use our HAP Technology to detect a correlation with a drug response.


                 [FLOW CHART OUTLINING THE COMPONENTS OF OUR
                  HAP TECHNOLOGY AND HOW WE USE IT TO DETECT
                     A CORRELATION WITH A DRUG RESPONSE]


         GENE SELECTION

         Our goal is to discover HAP Markers for all of the pharmaceutically relevant genes. We prioritize these genes for HAP Marker discovery based upon the needs of our HAP2000 partners and our Mednostics programs. We obtain genomic information relevant for gene selection from publicly available sources, such as the Human Genome Project, and from proprietary databases. We are discovering HAP Markers for genes that:

o    are, or will likely become, drug targets;

o    are associated with drug target pathways;

o are involved in how drugs modify cell communication or regulate other genes; and

o are involved in the metabolic process by which the body absorbs a drug and breaks it down.

         INDEX REPOSITORY

         We use our Index Repository, a collection of diverse DNA samples, to discover the SNPs that are present in genes. We designed our Index Repository to:

o contain genomic information that would be representative of the people who constitute the major pharmaceutical markets of the world;

o    aid in the quality control analysis of the SNPs we discover; and

o    facilitate the organization of SNPs into HAP Markers.

         To build our Index Repository, we recruited 200 individuals whose parents and grandparents came from specified geographical regions. We obtained personal information from each individual, including sex, date of birth, and general medical information, as well as a detailed family history and drew blood samples so that we could create continually multiplying cells from the white cells present in the blood. The resulting cells, called permanent cell lines, provide us with a supply of DNA from which to discover SNPs. We store frozen samples of each cell line at multiple locations to ensure that all of these cell lines are available in the future. To supply sufficient DNA for the production process, we routinely grow the cell lines in our cell culture facility. We employ quality control procedures that permit each DNA sample to be unambiguously matched to its corresponding cell line. We store all of the information about a cell line in our proprietary HAP Database that is a component of our DECOGEN informatics system.

         We are adding to the content of our Index Repository and will have at least 300 additional individuals whose parents and grandparents are from geographical regions that represent emerging and specialized pharmaceutical markets. We plan to use this new resource to obtain additional population variability information for specialized applications.

         DISCOVERING SNPS

         We use a subset of our Index Repository to discover SNPs. We employed principles of population statistics to determine the minimum number of unrelated individuals that we needed to have a 99% probability of detecting a SNP or HAP Marker that occurs:

o    in at least 5% of the general population or

o    in at least 10% of a population from a specific geographical region.

         We sequence individual samples of DNA so that we can accurately determine the frequency of a SNP in the population. Our procedure allows us to detect SNPs that are present at lower frequencies than if we were to analyze a mixture of DNA from different individuals, as is done by some companies.

         We sequence 93 individual, human DNA samples, or 186 individual genomes, from our Index Repository in the following genomic regions for each selected gene:

o the region responsible for controlling when a gene is active, the control region;

o the regions containing coding information that is found in the protein product of the gene, the coding regions;

o the boundaries between the genomic regions containing coding information and those interspersed regions that do not contain coding information, the non-coding regions; and

o the region at the end of a gene immediately after the last region containing coding information.

         The following diagram shows the regions of genomic DNA we sequence.


               [DIAGRAM SHOWING REGIONS OF GENOMIC DNA WE SEQUENCE]


         Our process of discovering SNPs distinguishes us from other companies. Some companies sequence cDNA, which is a test tube synthesized product that does not contain sequence information for some key genomic regions that we sequence. As a result, these companies cannot detect the SNPs that are present in these regions. In addition, the DNA we use is easily obtainable from blood samples whereas tissue biopsies may be necessary to synthesize cDNA products for certain genes.

         Our sequencing process is highly automated, from picking the regions to be sequenced through loading the samples onto one of our sequencing machines. We designed the process in a modular fashion so that we can easily update procedures with improved technology without the need to shut down the entire production process. We operate our sequencing facility 24 hours a day, seven days a week and have 59 ABI Prism(R) 3700 capillary sequencers, manufactured by Applied Biosystems, a division of Applera Corporation, in operation.

         We have also developed a proprietary laboratory information management system to track genes as they progress through the production pipeline. We use this system to monitor the overall quality of data we produce to ensure that the sequencing process is operating according to our established standards. The sequence information undergoes two forms of quality control analysis. We use electronic procedures and established population genomic principles to identify and validate that a SNP exists at a given position.

         HAP MARKERS AND HAP DATABASE

         Geneticists use the term haplotype to describe how SNPs are organized on a chromosome. They study the inheritance of genetic variability in extended families in order to determine haplotypes. Family studies allow a geneticist to differentiate which of the two copies of a chromosome an individual inherited from each parent. The haplotype is the standard for describing genetic variability.

         We do not need to conduct family studies to discover haplotypes. Rather than relying on family studies, we have developed an entirely computerized process for discovering haplotypes. Our proprietary method works because we analyze a large number of individual samples and we have members of extended families in our sample set. We have validated the accuracy of our computerized process by conventional family studies and molecular techniques. We use our proprietary computational methods and algorithms to determine how the SNPs in a gene are organized on each of the two chromosomes in each sample we sequence from our Index Repository. We use the term HAP Marker, derived from haplotype, to describe the organization of SNPs we find for a gene. Without our high-throughput computerized process, the discovery of our HAP Markers would not be commercially feasible.

         Our computerized process assigns a confidence value to each HAP Marker we discover. If the HAP Markers we discover for a gene fall below a defined confidence level, we subdivide the gene into regions. We reexamine each region until we identify HAP Markers that meet our acceptance level. We then enter each HAP Marker into our proprietary HAP Database. We also enter other relevant population information, such as the distribution and frequency of each HAP Marker among people from different geographical regions. We also include in our HAP Database other genomic markers that others have identified and are available in public databases.

         As of December 30, 2000, we had processed in excess of 3,000 pharmaceutically relevant genes through our production process and deposited our HAP Markers and associated information into our HAP Database. All of the nearly 500 current drug targets have gone through our production process. We will use some of our capacity to sequence certain genes in more than 93 individuals in order to obtain additional population variability information for specialized applications. We will also use some of our capacity to sequence genes in specific populations with a defined disease in order to identify predictive markers for disease susceptibility. To date, we have found an average of approximately 15 SNPs per gene. There are generally two possible forms of a SNP that are found at a site of genomic variation. Therefore, these 15 SNPs could theoretically be organized into 2 to the 15th power or 32,768 potential HAP Markers. Using our proprietary algorithms, we found that these SNPs are organized into an average of only approximately 17 HAP Markers per gene.

         THE DECOGEN INFORMATICS SYSTEM

         We have assembled a team of 65 informatics professionals, 24 of whom have a Ph.D., to integrate the high information content of our HAP Markers into the pharmaceutical development and marketing process. This team consists of individuals with training and experience in software engineering, population statistics, clinical statistics, workflow systems, and computational molecular biology. We have constructed a proprietary informatics system, called DECOGEN, which is short for decoding genes. Our DECOGEN informatics system contains the proprietary database of population information for our Index Repository and our proprietary HAP Database of HAP Markers. This database can accommodate information from a variety of populations, including individuals suffering from a specific disease and patients in clinical trials, as well as associated data such as detailed medical histories including responses to drugs. The portal to the HAP Database is the

DECOGEN search engine, which we designed with an intuitive, graphical user interface so that drug development clinicians can easily manage their data to find a correlation between HAP Markers and a drug response.

         We have constructed the graphical interface to display a series of views that contain information, beginning with a summary and extending down into details. For example, in each project, we define a set of candidate genes for use in the clinical study. This collection of genes can generally be organized into a series of biochemical pathways, which we graphically display in our DECOGEN informatics system. The user can point and click on any gene in the pathway and obtain detailed information about that gene. One view provides information on the structure of a gene and the physical location of the SNPs, along with the limited number of ways in which these SNPs are organized into HAP Markers. This view also displays the frequency of each HAP Marker in the different sub-populations. With another view, a user can see the HAP Markers for individual patients in a clinical trial alongside of their demographic and clinical data.

         Our DECOGEN informatics system provides more detailed views for experts in various areas. For example, population genomic data are available at the click of a mouse. We also provide views that show the statistics behind any correlation found between HAP Markers and a drug response. Our DECOGEN informatics system can use either qualitative or quantitative clinical measurements as a clinical endpoint to search for a correlation with our HAP Markers. Our DECOGEN informatics system has the ability to exchange information with standard software packages used in the pharmaceutical industry.

         Additional tools are available in our DECOGEN informatics system to help in the design and operation of clinical trials. To avoid introducing a bias, clinicians take into account factors such as age and sex when they randomize patients between the drug and placebo arms of a clinical trial. Clinicians can use our HAP Markers to compare the genomic background of the patients in the two arms of a clinical trial. This function allows the clinician to determine whether the two patient populations were genetically comparable. Clinicians can also use this function to match patients for assignment to the two arms of a trial to ensure that the genomic backgrounds are comparable.

         Through December 31, 1999, we were developing a prototype of our DECOGEN informatics system, which did not have all the major functions and was not ready for initial customer testing. We established technological feasibility during the first quarter of 2000, when we evolved the prototype into a working model which expanded the functionality of our DECOGEN informatics system. In June 2000, we made our DECOGEN informatics system available for initial customer testing and in July 2000, we placed a test model with a potential customer for evaluation. On December 4, 2000, we installed a completed version of our DECOGEN informatics system for our first HAP2000 program partner, Janssen Research Foundation.

         HAP TYPING

         We use the term HAP Typing to describe the process of determining which HAP Marker is present for each of the two versions of each gene in a patient's clinical sample. The first step in searching for a clinical correlation is to do HAP Typing on the clinical samples we receive from a HAP2000 partner or obtain for a Mednostics program. Because of the information content in our HAP Markers, we can detect a correlation between a HAP Marker and a drug response with statistical accuracy in a small population, such as is used in phase II clinical trials. Other companies propose using numerous, unorganized SNPs to detect a correlation. Our analysis of the genes, which we have examined, demonstrated that, in general, haplotypes have more predictive power than do individual SNPs. In addition, our analysis showed that one will obtain a significant number of spurious correlations if one uses individual, unorganized SNPs. Thus, if clinicians use individual SNPs as genomic markers, they need a large number of patients, similar to what pharmaceutical companies generally use in phase III trials, to find a correlation with similar statistical accuracy.

         Our DECOGEN informatics system contains a proprietary computational tool that facilitates the use of HAP Markers for HAP Typing. Our SNP discovery process identifies the positions of variation within a gene. Thus, we examine only these variable positions in a clinical sample. Our proprietary algorithms determine the minimal number and combination of variable sites, which we must analyze in order to identify, with high confidence, the two HAP Markers that are present for each gene in a clinical sample of DNA. This proprietary tool exploits an established genetic principle. That is, the presence of a given form of genomic variation at one position can be highly predictive of the form of genomic variation present at another site in a gene. This predictability reduces the complexity of the information needed to identify a HAP Marker in a genomic sample. We can determine this predictability, however, only if we already know the haplotype or the organization of SNPs in a gene. Our HAP Markers contain this needed information.

         We use our HAP Typing capabilities to support our HAP2000 partners and our Mednostics programs and to obtain additional population information for certain HAP Markers. We have a customized 8,000 square foot facility, dedicated to HAP Typing, which we will make compliant with government regulations under CLIA and have developed proprietary software to track samples through the facility. We designed this facility to handle initially at least three million genomic tests per year. We have adopted Sequenom's MassARRAY(TM) high-throughput technology to do our HAP Typing. We expect additional shifts of technicians and MassARRAY(TM) systems to increase the capacity to at least 18 million genomic tests per year. We are developing genomic tests for a number of our HAP Markers and intend to use these tests for clinical studies with our HAP2000 partners and for our Mednostics programs.

OUR COLLABORATIONS

         To date, we have entered into the following licenses and collaborations:

         JANSSEN RESEARCH FOUNDATION, A JOHNSON & JOHNSON COMPANY

         Effective November 22, 2000, we entered into a multi-year collaboration agreement with Janssen Research Foundation, referred to as JRF, under which we have granted JRF a license to our HAP Technology. We have installed our DECOGEN informatics system at The R.W. Johnson Pharmaceutical Research Institute, referred to as PRI, a member of the Johnson & Johnson family of companies. We expect to collaborate with JRF and PRI in research projects to identify HAP Markers associated with a patient's response to their drugs and with disease susceptibility and progression. The agreement will automatically terminate after a period of years unless JRF elects to exercise its option to terminate within a year prior to automatic termination. Either party may terminate the agreement early if the other party breaches the agreement.

         GENE LOGIC

         Effective June 28, 2000, we entered into a three-year collaboration agreement with Gene Logic, Inc., under which we have licensed their gene expression databases on a non-exclusive, perpetual, royalty-free basis, in exchange for the payment by us of annual access fees. In addition, Gene Logic has licensed from us certain of our technology on a non-exclusive, perpetual, royalty-free basis certain of our SNP data in exchange for their payment to us of annual access fees. Gene Logic will use our SNP data to indicate, in their gene expression databases, the amount of genomic variability that we found in certain genes. We will use their gene expression information to indicate, in our HAP Database, the expression level that Gene Logic observed for a gene in different tissues under different circumstances. We will also use their data to help select genes for analysis in our Mednostics programs. Furthermore, Gene Logic will analyze for our Mednostics programs the level of gene expression in various samples which we will provide to them during the term of the agreement. The agreement will automatically terminate after three years unless we choose to extend the term. Either party may terminate the agreement early if the other party breaches the agreement or if either party meets certain criteria.

         SEQUENOM

         Effective May 28, 2000, we entered into a three-year collaboration agreement with Sequenom, Inc., under which we have committed to use Sequenom's MassARRAY(TM) system as our exclusive equipment platform for high-throughput SNP analysis in our new HAP Typing facility. In return, Sequenom will provide equipment and supplies, as well as ongoing access to information about new technology and products in development by Sequenom, so that we can adapt such new technologies and products for use at our HAP Typing facility in the shortest possible time. In addition, we have the option to be a test site for these new technologies and products. The agreement requires us to purchase a minimum number of MassARRAY(TM) systems and allows for predetermined pricing of consumables. The agreement will automatically terminate after three years, but either party may terminate the agreement early if the other party breaches the agreement or if the terminating party is able to meet certain criteria.

         VISIBLE GENETICS

         Effective November 21, 1996, we granted to Visible Genetics, Inc. a worldwide exclusive license to our patented technology relating to the coupled amplification and sequencing, or CAS, of DNA for diagnostic use. This technology is not part of our HAP(TM) Technology. Under the terms of the agreement, Visible Genetics paid us a one-time licensing fee and continues to pay us royalties based on global sales of products using the licensed technology. Visible Genetics incorporated the CAS technology in its TruGene(TM) HIV diagnostic kit which they designed to perform pharmacogenomic analysis of HIV and to customize HIV and AIDS therapy for particular patient sub-groups. In March 2000, we amended the agreement to, among other things, reduce the amount of royalties payable under the agreement and expand the field of the license to the research products market. In return for the reduction of royalties and broadening of the field, Visible Genetics has paid us an additional one-time fee of $2 million. The term of the agreement extends until the last of the patents covered by the agreement expires. Either party may terminate the agreement early if the other party breaches the agreement, and we can terminate the agreement early if Visible Genetics fails to make any payments.

         TELIK

         Effective February 11, 1998, we entered into a research collaboration with Telik, Inc. to collaborate on genomics research into estrogen-related conditions, such as breast cancer and osteoporosis. We amended this collaboration in February 1999 to extend the term of the collaboration. Telik's chemoinformatics technologies were used to identify drug candidates that could modulate the activity of proteins expressed by genes identified by our HAP(TM) Markers and that were associated with various estrogen receptors. We jointly own the compounds or other intellectual property rights arising from the collaboration. We further amended this collaboration in August 2000 to allow Telik to market the compounds or other intellectual property rights. We will share the revenues received from any resulting corporate partnering agreements.

INTELLECTUAL PROPERTY

         We are pursuing an active program of intellectual property development and acquisition. In particular, we have developed a system to rapidly file patent applications on the discoveries from our HAP(TM) Technology. We rely on patents, trade secrets, non-disclosure agreements, copyrights and trademarks to protect our proprietary technologies and information. In addition, we are actively pursuing licensing to third parties our intellectual property that is peripheral to our core products and services.

         We focus our intellectual property strategy on several key areas:

o    fundamental methods for conducting our genomics and informatics business;

o HAP(TM) Markers defining the genomic variation discovered in human populations as well as the genes embodying the HAP Markers;

o    HAP(TM) Markers correlated to a drug response or disease susceptibility;

o the HAP(TM) Maker Database and other components of the DECOGEN(TM) informatics system;

o other proprietary informatics systems for storing and analyzing genomic variation data; and o novel business methods that utilize our technologies for providing genomic services to the pharmaceutical and biotechnology industry.

         As of December 30, 2000, our patent portfolio included a total of four issued and numerous pending patent applications, which we own or for which we are the exclusive licensee. We have received a U.S. patent, which covers collecting and analyzing genes from both chromosomes from multiple individuals in different sub-populations. We have pending patent applications which cover HAP(TM) Markers for various genes. To protect and extend our proprietary position in population genomics, we are pursuing patent protection for all correlations that we identify between our HAP(TM) Markers and a drug response or susceptibility to a disease. We have also filed patent applications for components of our DECOGEN(TM) informatics system, including the process for assembling HAP(TM) Markers and for determining clinical associations. We are pursuing both composition of matter and method-of-use claims. Our goal is to file patent applications in the U.S. and abroad on HAP(TM) Markers for every pharmaceutically relevant gene.

         We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures, including confidentiality agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property.

COMPETITION

         There is significant competition among entities attempting to use genomic variation data and informatics tools to develop and market new and existing medicines. We expect the intensity of the competition to increase. We face, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, both in the United States and abroad. Several entities are attempting to identify and assemble SNP databases. These databases are based on various technologies and approaches, including the sequencing of either cDNA or genomic DNA and a genome-wide approach or a candidate gene approach. Some of these entities are now advocating the use of haplotypes as a measure of genomic variation. In addition, some of these entities are providing or intend to provide informatics tools for integrating the use of SNPs into the drug development process. These entities include, among others, Celera Genomics Group, Incyte Genomics, Inc. and Variagenics, Inc. In addition, numerous pharmaceutical companies are developing internal capabilities for identifying and utilizing gene variation data. In order to compete successfully against existing and future entities, we must demonstrate the value of our HAP(TM) Technology and that our informatics technologies and capabilities are superior to those of our competitors. Many of our competitors have greater resources, gene variation discovery capabilities and informatics development capabilities than we do. Therefore, our competitors may succeed in identifying gene variation and applying for patent protection more rapidly than we do.

         We expect that our ability to compete will be based on a number of factors, including:

o the speed with which we can identify HAP Markers and develop the next generation of our DecoGen informatics system;

o our ability and the ability of our partners to develop and commercialize therapeutic and diagnostic products based upon our HAP Technology;

o    our ability to attract partners;

o    our ability to attract and retain qualified personnel;

o    our ability to obtain patent protection; and

o our ability to secure sufficient resources to fund our technology development and Mednostics programs.

GOVERNMENT REGULATION

         Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product that we or our partners develop. Various federal and, in some cases, state statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of human therapeutic and diagnostic products. The extent to which these regulations may apply to us or our partners will vary depending on the nature of the product. The FDA does not require companies seeking product approvals to provide data regarding the correlation between therapeutic response and genomic variation.

         Virtually all of the pharmaceutical products developed by our partners will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA in the United States and similar health authorities in foreign countries will impose on these products an extensive regulatory review process before they can be marketed. This regulatory process typically involves, among other requirements, preclinical studies, clinical trials, and often post-marketing surveillance of each compound. This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing clearance could delay the commercialization of any therapeutic or diagnostic products developed by our partners, impose costly procedures on our partners' activities, diminish any competitive advantages that our partners may attain and lessen our potential royalties. Any products we or our partners develop may not receive regulatory approval in a timely fashion or at all.

         The FDA regulates human therapeutic and diagnostic products in one of three broad categories: drugs, biologics, or medical devices. Products developed using our technologies could potentially fall into any of these three categories.

         The FDA generally requires the following steps for pre-market approval of a new drug or biological product:

o    preclinical laboratory and animal tests;

o submission to the FDA of an investigational new drug application, which must become effective before clinical trials may begin;

o adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

o submission to the FDA of a new drug application, or NDA, if the FDA classifies the product as a new drug, or a biological license application, or BLA, if the FDA classifies the product as a biologic; and

o FDA review of the NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses.

         The FDA classifies medical devices, which include diagnostic products, as class I, class II or class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, premarket notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices. It is impossible to say at this time which of these categories will apply to any diagnostic product incorporating our technologies.

         Before a new device can be introduced into the U.S. market, it must, in most cases, receive either premarket notification clearance under section 510(k) of the Food, Drug, and Cosmetic Act or approval pursuant to the more costly and time-consuming PMA process. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device or a class III medical device for which the FDA has not called for PMAs. While less expensive and time-consuming than obtaining PMA clearance, securing 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a lengthy substantive review.

         Even if regulatory clearance is obtained, a marketed product and its manufacturer are both subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, which could reduce our revenue sources and hurt our financial results. Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing approval or in manufacturing practices or manufacturing requirements, may result in various adverse consequences to us, including:

o the FDA's delay in granting marketing clearance or refusal to grant marketing clearance of a product;

o    withdrawal of a product from the market; or

o the imposition of civil or criminal penalties against the manufacturer and holder of the marketing clearance.

         Generally, similar regulatory requirements apply to products intended for marketing outside the United States.

         We use clinical samples of blood from individuals in developing our Index Repository and in our Mednostics programs. On our own or in conjunction with a Contract Research Organization or a Contract Laboratory Organization, with which we have a contract, we collect these blood samples, plus personal and medical information about each individual. Similarly, we prepare the sample collection protocol and the patient informed consent form. The individual clinical sites recruit the patients for each clinical study and, following the study protocol, explain and obtain the signed and witnessed informed consent documents from each patient. The informed consent form includes the patient's authorization to use the patient's blood sample and data derived from it for developing commercial products. Independent institutional review boards must approve the study protocol and the patient informed consent form. We do not directly identify any of the individuals from whom we receive clinical samples. We believe that these procedures comply with all applicable federal, state, and institutional regulations.

HUMAN RESOURCES

         As of March 16, 2001, we had 172 full-time employees, 121 of whom were engaged in research and development activities, 12 of whom were engaged in clinical development activities and 39 of whom conducted general and administrative functions. Of the 121 employees engaged in research and development, 67 were engaged in informatics and 54 were engaged in industrial genomics. Forty-eight of our employees hold Ph.D. or M.D. degrees, and thirty-two hold other advanced degrees.

         None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

TRADEMARKS

         This report contains our trademarks, Genaissance(R), HAP(TM) Marker, HAP(TM) Typing, HAP2000(TM) partnership program, HAP(TM) Technology, DecoGen(TM) informatics system, and Mednostics(TM) program. Each trademark, trade name or service mark of any other company appearing in this prospectus belongs to its holder.

ITEM 1A. EXECUTIVE OFFICERS

         Set forth below is certain information regarding our current executive officers, including their respective ages as of March 19, 2001:

NAME                                                   AGE             POSITION
- ----                                                   ---            ----------
Gualberto Ruano, M.D., Ph.D...................          41   Chief Executive Officer and Director
Kevin Rakin...................................          40   President, Chief Financial Officer and Director
Kenneth B. Kashkin, M.D.......................          50   Executive Vice President, Chief Medical Officer
Gerald F. Vovis, Ph.D.........................          58   Senior Vice President, Chief Technology Officer
Richard S. Judson, Ph.D.......................          42   Senior Vice President of Informatics

         GUALBERTO RUANO, M.D., PH.D. Dr. Ruano cofounded Genaissance and has served as Chief Executive Officer and Director since 1997. Prior to founding Genaissance, Dr. Ruano was engaged in research at Yale University where he focused on haplotyping technologies for profiling genome diversity stemming from population and evolutionary genetics. Dr. Ruano holds a B.A. degree in biophysics from The Johns Hopkins University and a M.D. and a Ph.D. in population genetics from Yale University, where he was a fellow of the Medical Scientist Training Program and the Ford Foundation.

         KEVIN RAKIN. Mr. Rakin cofounded Genaissance and has served as Executive Vice President, Chief Financial Officer and Director since 1997 and as of October 2000 has been our President. Prior to 1998, Mr. Rakin was also a

Principal at the Stevenson Group, a consulting firm, where he provided financial and strategic planning services to high-growth technology companies and venture capital firms. Prior to this, Mr. Rakin was a manager with Ernst & Young's entrepreneurial services group. Mr. Rakin holds a B.S. in business and a M.S. degree in finance from the University of Cape Town and a M.B.A. from Columbia University. He is a chartered accountant.

         KENNETH B. KASHKIN, M.D. Dr. Kashkin has been our Chief Medical Officer and Executive Vice President since September 2000. From 1997 to 2000, he served as Vice President, Clinical Development at Knoll Pharmaceutical Company. From 1992 to 1997, Dr. Kashkin was at Abbott Laboratories, initially as Venture Head, Neurosciences and then as Director, Pharmaceutical Ventures. In 1992, he was Medical Director at Nova Pharmaceutical Corporation. From 1990 to 1992, Dr. Kashkin was Associate Director, Central Nervous System Clinical Research at Bayer AG. From 1987 to 1992, he was on the faculty of the Yale University School of Medicine. Dr. Kashkin has led drug development operations in cardiovascular, immunology, endocrinology, oncology and central nervous system research. He is Board Certified in Internal Medicine and Neurology/Psychiatry. Dr. Kashkin holds a B.A. in history and a M.D. from the University of California at Los Angeles.

         GERALD F. VOVIS, PH.D. Dr. Vovis has been our Senior Vice President of Genomics since April 1999 and as of October 2000 has been our Chief Technology Officer. From 1980 to 1999, Dr. Vovis was affiliated with Genome Therapeutics Corporation, a genomics company, most recently as Senior Vice President of Scientific Affairs. He has twenty years of experience in the management of genetic research and in the development and management of collaborative research programs with pharmaceutical and biotechnology companies. Dr. Vovis holds a B.A. in chemistry from Knox College and a Ph.D. in molecular biology from Case Western Reserve University.

         RICHARD S. JUDSON, PH.D. Dr. Judson has been our Senior Vice President of Informatics since April 2000 and our Vice President of Informatics since November 1999. He joined Genaissance in February 1999 as Associate Director, Bioinformatics. From January 1997 to February 1999, he served as Group Leader in the Bioinformatics Department of CuraGen Corporation, a genomics company, where he was responsible for developing software for protein-protein interactions and DNA sequence analysis. From January 1990 to December 1996, he served as Senior Member of the Technology Staff at Sandia National Laboratories, leading modeling projects in several areas including computational drug design, protein modeling and sequence analysis. Dr. Judson holds a B.A. in chemistry and physics from Rice University and a M.A. and a Ph.D. in chemistry from Princeton University.

ITEM 2. PROPERTIES

         Our executive offices and laboratories are located at Five Science Park, New Haven, Connecticut. We lease nearly 67,000 square feet of space, under a lease expiring on February 28, 2004, which we may extend for 10 years. We have a right of first refusal on an additional 4,000 square feet within the same building complex and 24,000 square feet in an adjacent building.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders for a vote during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         Our common stock is currently quoted on the Nasdaq National Market under the symbol "GNSC."

         Our common stock began trading on August 2, 2000 and the high and low closing sale prices as reported by Nasdaq were as follows:

                                                       HIGH              LOW
         2000
           Third Quarter...........................  $ 23.50           $ 13.25
           Fourth Quarter..........................  $ 33.3124         $ 10.50

         As of March 27, 2001, there were approximately 328 holders of record of our common stock and approximately 4,978 beneficial owners of common stock.

         We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

         In February 2000 we issued 636,364 shares of series B convertible preferred stock upon the conversion of convertible promissory notes we issued in the aggregate amount of $3,500,000 in November 1999. In connection with these convertible promissory notes, we issued warrants to purchase 12,727 shares of common stock at an exercise price of $5.50. During the first quarter of 2000, we issued 7,900 shares of common stock for an aggregate sale price of $23,700, issued warrants to purchase 48,454 shares of common stock at exercise prices ranging from $4.00 to $8.25 per share and granted options to purchase 73,000 shares of common stock at exercise prices ranging from $4.00 to $5.50 per share. In February and March 2000, we completed a private placement offering of 7,907,160 shares of series B convertible preferred stock and 183,749 shares of Series KBH nonvoting convertible preferred stock (exclusive of the 636,364 shares of common stock issued in connection with the conversion of the $3,500,000 promissory notes) for an aggregate sale price of $44,500,000. In March 2000, we completed a private placement offering of 1,539,393 shares of series C convertible preferred stock, for an aggregate sale price of $12,699,992.

         All of the above sales of shares were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering and Rule 701 under the Securities Act of 1933, as amended, as some of the issuances were to employees and consultants as compensation. We retained Legg Mason Wood Walker, Inc. as placement agent in connection with the February and March 2000 private placements, who received aggregate compensation of $2.5 million, including $67,826 of expenses and a common stock purchase warrant for 400,000 shares exercisable at $6.05 per share for their services. There were no underwriters employed in connection with any of the other transactions set forth above.

         During the three months ended December 31, 2000, individuals exercised options to purchase an aggregate of 39,800 shares of our common stock for an aggregate purchase price of $48,500. These issuances were made in reliance upon Rule 701 under the Securities Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected balance sheet data set forth below, as of December 31, 1999 and 2000 and the statements of operations data for each of the years in the three-year period ended December 31, 2000, are derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants and are included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 1996, 1997 and 1998 and selected statements of operations data for the years ended December 31, 1996 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results we expect for future periods. This data is in thousands, except per share data.


                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                          1996        1997        1998         1999        2000
STATEMENT OF OPERATIONS DATA:
Revenues............................   $   1,141    $   1,505   $   1,343   $     680    $     753
Operating expenses:
  Research and development(1).......       1,010        1,643       3,017       6,259       25,680
  General and administrative(1).....         304          415         894       2,714        8,837
  Sublicense royalty obligations....          93           19          68          20          530
  Deferred stock compensation.......         685          106         473         766        5,256
                                       ---------    ---------   ---------   ---------    ---------
Total operating expenses............       2,092        2,183       4,452       9,759       40,303
                                       ---------    ---------   ---------   ---------    ---------
Loss from operations................        (951)        (678)     (3,109)     (9,079)     (39,550)
Interest income (expense), net......         (78)        (125)        (30)       (370)       2,784
Realized gains on investments.......          --           --         259          --           --
                                       ---------    ---------   ---------   ---------    ---------
Net loss............................      (1,029)        (803)     (2,880)     (9,449)     (36,766)
Preferred stock dividends and
   accretion........................          --           --        (741)     (2,082)      (6,327)
Beneficial conversion feature of
   Series B, KBH and C preferred
   stock............................          --           --          --          --      (50,180)
                                       ---------    ---------   ---------   ---------    ----------
Net loss attributable to common
   shareholders.....................   $  (1,029)   $    (803)  $  (3,621)  $ (11,531)   $ (93,273)
                                       =========    =========   =========   =========    ==========
Net loss per common share, basic
   and diluted......................   $   (0.47)   $   (0.40)  $   (1.67)  $   (4.24)   $   (8.55)
                                       ==========   ==========  ==========  ==========   ==========
Weighted average shares used in
   computing net loss per common
   share, basic and diluted.........        2,207        1,983       2,165       2,719       10,908
                                       ==========   ==========  ==========  ==========   ==========
Pro forma net loss per common
   share, basic and diluted.........                            $    (.76)  $   (1.79)   $   (5.16)
                                                                ==========  ==========   ==========
Pro forma weighted average shares
   used in computing net loss per
   common share, basic and diluted..                                3,807         5,202     16,790
                                                                ==========  ===========  ==========

- ------------------

(1) Excludes non-cash, stock
    based compensation expense as
    follows:
      Research and development......   $     219    $      64   $     427   $     499    $   1,694
      Selling, general and
        administrative..............         466           42          46         267        3,562
                                       ---------    ---------   ---------   ---------   ----------
                                       $     685    $     106   $     473   $     766    $   5,256
                                       =========    =========   =========   =========   ==========

                                                                  DECEMBER 31,
                                               1996        1997       1998        1999       2000
                                             -------     --------   --------    ---------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents and investments..     $   304     $ 1,420    $  7,419    $  3,666   $ 110,376
Total assets............................         782       1,899       8,946      11,514     143,892
Long-term liabilities...................       1,113       1,405       2,869      11,407      24,305
Redeemable convertible preferred stock..          --         750       9,945      11,247          --
Accumulated deficit.....................      (3,645)     (4,501)     (8,122)    (19,654)   (112,927)
Total stockholders' equity (deficit)....        (822)     (1,369)     (4,624)    (14,832)    105,675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

         Since our inception, we have incurred significant operating losses, and, as of December 31, 2000, we had an accumulated deficit of $112.9 million. The majority of our operating losses have resulted from costs we incurred developing our HAP Technology and initiating our Mednostics programs, and we expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP Technology, expand our Mednostics programs and intensify our commercialization activities. To date, our revenues have been primarily from licensing fees from our agreements with Janssen Research Foundation and Gene Logic, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and government grants. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2000 AND 1999

         Revenue consists primarily of proceeds received in connection with the licensing of our HAP Technology, sublicensing of patents and research grants. Revenue increased to $753,000 in 2000 from $680,000 in 1999. The increase in revenues is due to a $555,000 increase in license fees from 1999 to 2000, offset by a $557,000 decrease in grant research revenue. The increase in license revenues is attributable to the commercialization of our HAP 2000 program and agreements entered into during 2000 with Janssen Research Foundation and Gene Logic, Inc. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue in 2000 also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent. The decrease in grant research revenue occurred because we decided not to pursue research grant funding but to focus instead on commercializing our HAP Technology.

         Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation and maintenance costs for equipment used for HAP Marker discovery and facility related costs. Research and development costs increased to $25.7 million in 2000 from $6.3 million in 1999. The increase in expenditures is primarily attributable to the significant increase in the discovery of HAP Markers during 2000, the initiation of our HAP Typing facility, the increase in informatics personnel focused on improvements to our proprietary DecoGen informatics system, the costs of preparing to launch our first Mednostics clinical trial and an increase in patent personnel and patent applications. The increase in expenses includes a $6.6 million increase in laboratory supplies, a $5.7 million increase in payroll and related costs and a $2.5 million increase in depreciation expense. We expect research and development costs to continue to increase significantly over the next few years as we continue to expand our Mednostics clinical studies, increase our database of HAP Markers, increase the use of our HAP Typing facility, prosecute our patent applications, and continue to invest in ongoing product development and improvements related to our DecoGen informatics system.

         Selling, general and administrative expenses consist primarily of salary and related costs for executive, business development, finance, public affairs and other administrative personnel as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $8.8 million in 2000 from $2.7 million in 1999. The increase is primarily attributable to a $2.6 million increase in payroll and related costs and a $1.0 million increase in professional fees. We expect selling, general and administrative costs to continue to increase over the next few years to support our growth, to expand our business development, marketing and commercialization efforts and to pay the cost of operating as a public company.

         Sublicensing royalty expense represents royalties incurred by us on sublicensing fees received. The increase in sublicensing royalty expense to $530,000 from $20,000 in 1999 relates primarily to a nonrefundable cash payment received in 2000 in connection with an amendment to the patent sublicensing agreement. We have elected to recognize this expense as incurred.

         Stock based and other non-cash compensation expense relates to options granted to employees, options granted to scientific advisory board members and a sale of stock in exchange for a note, between two of our officers and a major shareholder. The accounting for options granted to employees is accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. The accounting for the stock sale between our officers and a major shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of the stock sale. Stock based compensation increased to $5.3 million in 2000 from $766,000 in 1999. The increase is primarily due to our decision to vest fully all unvested options previously granted to scientific advisory board members in March 2000, which resulted in a one-time expense of approximately $1.4 million, as well as the recording of approximately $2.9 million of expense related to the officer stock purchase agreement due to the increase in the fair value of the stock through the date of our initial public offering. Future unamortized compensation expense associated with outstanding stock options at December 31, 2000 is approximately $1.1 million.

         Interest income increased to approximately $4.6 million in 2000 from $267,000 in 1999. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000 and our initial public offering in August 2000.

         Interest expense increased to approximately $1.8 million in 2000 from $637,000 in 1999. The increase is due primarily to additional capital lease and other debt obligations. During 2000, we borrowed $18.7 million under capital lease arrangements to fund the acquisition of equipment to significantly expand our HAP Marker discovery and HAP Typing capacity. In addition, we borrowed approximately $3.9 million to partially fund the expansion of our facilities.

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenue decreased to $680,000 in 1999 from $1.3 million in 1998. The decrease resulted primarily from a $649,000 decrease in grant research revenue. The decrease in grant research revenue occurred because we decided not to pursue research grant funding.

         Research and development expenses increased to $6.3 million in 1999 from $3.0 million in 1998. The increase was attributable to the increased production of HAP Markers and the development of our proprietary DECOGEN informatics system.

         Selling, general and administrative expenses increased to $2.7 million in 1999 from $894,000 in 1998. The increase was attributable to an increase in personnel from our expanded operations, additional business development costs from marketing our products, and higher operating costs from our move to a larger facility in February 1999.

         Stock based compensation expense increased to $777,000 in 1999 from $473,000 in 1998 due to an increase in the fair value of our common stock applied to the additional vesting of options and the stock sale between two of our officers and a major shareholder.

         Interest income increased to $267,000 in 1999 from $88,000 in 1998. The increase was due to proceeds received in connection with the issuance of preferred stock in August of 1998, which resulted in an increase in funds available for investment.

         Interest expense increased to $637,000 in 1999 from $118,000 in 1998. The increase was due primarily to additional capital lease and other debt obligations.

         Realized gains on investments in 1998 resulted from the one-time sale of an investment in common stock that was acquired by us in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through the private sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through December 31, 2000, we have received aggregate gross proceeds of approximately $162.8 million from issuance of common and preferred stock. In addition, through December 31, 2000, we had received $4.5 million of government grant funding and $4.4 million from license fees, royalties and research contracts. We also have received $24.4 million from capital lease financing and $7.8 million from other loans. The proceeds from capital lease financing and other loans have been used to acquire $35.6 million of property and equipment. On December 31, 2000, we had available borrowing capacity of $1.1 million under capital lease agreements and $366,000 under long-term loans for facility improvement costs. We are using the $1.1 million available under capital lease agreements to finance equipment purchases. It is our intention to continue to expand production and office facilities and to acquire state-of-the art equipment to continue the discovery of HAP Markers for all pharmaceutically relevant genes and increase the throughput of our HAP Typing facility.

         Cash used in operations for the year ended December 31, 2000 was $21.3 million compared with $7.4 million for the same period in 1999. A net loss of $36.8 million in 2000 was partially offset by non-cash charges of $4.9 million for stock based compensation expense and $4.1 million for depreciation and amortization expense, as well as increases of $4.4, $1.6 and $1.9 million in accounts payable accrued expenses and deferred revenue, respectively.

         Cash used for investing activities was $49.8 million in 2000 compared with cash provided by investing activities of $2.2 million in 1999. In 2000, we used cash to purchase $8.7 million of property and equipment and invested $41.1 million in marketable securities.

         Cash provided by financing activities was $136.6 million in 2000 compared to $4.7 million in 1999. We received net proceeds of $136.7 million through issuance of preferred and common stock during 2000.

         On December 31, 2000, cash, cash equivalents and short-term investments totaled $110.4 million compared to approximately $3.7 million at December 31, 1999. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed the initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.0 million. We believe that our existing cash reserves, the proceeds from our initial public offering, and our available borrowing capacity will be sufficient to support our planned operations for at least 24 months.

         Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

         o  the demand for our HAP Technology;

         o  the efforts and success of our HAP2000 partnership program;

         o  the number of Mednostics programs we commence;

         o  the results and commercialization of our Mednostics programs;

         o  the level of competition we face;

         o  our ability to develop, market and license new technology; and

         o  our ability to effectively manage operating expenses.

INCOME TAXES

         We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. On December 31, 2000, we had available unused net operating loss carryforwards of approximately $43.3 million and $42.9 million which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2001, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109 "Accounting for Income Taxes."

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

         Our future operating results could differ materially from the results described above due to the risks and uncertainties described in exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than 18 months. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The weighted average interest rate on marketable securities at December 31, 2000, was approximately 6.72%. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of December 31, 2000.

On December 31, 2000, we had aggregate fixed rate debt of approximately $27.1 million, including borrowings outstanding under term loans and capital lease obligations. The weighted average interest rate on this debt at December 31, 2000, was approximately 9.5%. A 10% change in this interest rate would cause a corresponding increase in our annual expense of approximately $260,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                   29

FINANCIAL STATEMENTS

    Balance Sheets as of December 31, 2000 and 1999                                        30

    Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998         32

    Statements of Stockholders' Equity and Comprehensive Loss for the Years
      Ended December 31, 2000, 1999, and 1998                                              34

    Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998          35

NOTES TO FINANCIAL STATEMENTS                                                              36

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genaissance Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Genaissance Pharmaceuticals, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaissance Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Hartford, Connecticut
February 14, 2001

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets
(Amounts in thousands, except per share data)


                                                                                           DECEMBER 31,
                                                                                     2000               1999
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $      69,204      $       3,666
    Marketable securities                                                              41,172                 --
    Accounts receivable                                                                   238                 --
    Other current assets                                                                1,421                206
                                                                                -------------      -------------
                  Total current assets                                                112,035              3,872
                                                                                -------------      -------------
PROPERTY AND EQUIPMENT, net                                                            30,725              7,224
                                                                                -------------      -------------
DEFERRED FINANCING COSTS, net of accumulated amortization
    of $249 and $96 on December 31, 2000 and 1999, respectively                           558                251
                                                                                -------------      -------------
OTHER ASSETS                                                                              574                167
                                                                                -------------      -------------
                  Total assets                                                  $     143,892      $      11,514
                                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt, including amounts due to related parties of $52 and $0 at December 31, 2000 and
       1999, respectively                                                       $         795      $       1,020
    Current portion of capital lease obligations                                        5,549              1,200
    Accounts payable                                                                    5,251                820
    Accrued expenses                                                                    2,111                488
    Current portion of deferred revenue                                                   206                 39
                                                                                -------------      -------------
                  Total current liabilities                                            13,912              3,567
                                                                                -------------      -------------
LONG-TERM LIABILITIES:
    Long-term debt, including amounts due to related parties of $4,752 and $950 at December 31, 2000 and 1999, respectively,
      less current portion                                                              5,305              2,287
    Capital lease obligations, less current portion                                    15,408              3,842
    Deferred revenue, less current portion                                              2,133                422
    Royalty obligations                                                                   300                300
    Convertible promissory notes                                                            -              3,500
    Accrued dividends                                                                   1,159              1,056
                                                                                -------------      -------------
                  Total long-term liabilities                                          24,305             11,407
                                                                                -------------      -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENAISSANCE PHARMACEUTICALS, INC.

(Amounts in thousands, except per share data)


                                                                                         DECEMBER 31,
                                                                                   2000               1999
LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

COMMITMENTS AND CONTINGENCIES (Note 12)

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
    1,000 and 10,000 authorized shares at December 31, 2000 and 1999, respectively

    Series A and KBL $.001 par value, 0 and 2,438 shares issued
      and outstanding at December 31, 2000 and 1999                                        --             11,247
                                                                                -------------      -------------

    Series B, KBH, and C (Note 8)                                                          --                 --
                                                                                -------------      -------------
PUTTABLE WARRANT                                                                           --                125
                                                                                -------------      -------------
STOCKHOLDERS' EQUITY:
    Common stock, 58,000 and 10,000 authorized shares at December 31, 2000 and
       1999, respectively; $.001 par value; 22,687, and 2,810
       shares issued and outstanding at December 31, 2000 and 1999                         23                  3
    Additional paid-in capital                                                        218,525              4,819
    Accumulated deficit                                                              (112,927)           (19,654)
    Net unrealized investment gains                                                        54                 --
                                                                                -------------      -------------
                  Total stockholders' equity                                          105,675            (14,832)
                                                                                -------------      -------------
                  Total liabilities and stockholders' equity                    $     143,892      $      11,514
                                                                                =============      =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Operations
(Amounts in thousands, except per share data)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                          2000           1999          1998
REVENUES:
    License revenue                                                                  $         678   $        123  $          87
    Grant revenue                                                                               75            557          1,256
                                                                                     -------------   ------------  -------------
                                                                                               753            680          1,343
                                                                                     -------------   ------------  -------------
OPERATING EXPENSES:
   Research and development (1)                                                             25,680          6,259          3,017
   Selling, general and administrative (1)                                                   8,837          2,714            894
   Sublicense royalty fees                                                                     530             20             68
   Stock-based compensation                                                                  5,256            766            473
                                                                                     -------------   ------------  -------------
                                                                                            40,303          9,759          4,452
                                                                                     -------------   ------------  -------------
   Operating loss                                                                          (39,550)        (9,079)        (3,109)

OTHER INCOME (EXPENSE):
   Interest expense                                                                         (1,839)          (637)          (118)
   Interest income                                                                           4,623            267             88
   Realized gain on investments                                                                 --             --            259
                                                                                     -------------   ------------  -------------
   Net loss                                                                                (36,766)        (9,449)        (2,880)

PREFERRED STOCK DIVIDENDS AND ACCRETION                                                     (6,327)        (2,082)          (741)

BENEFICIAL CONVERSION FEATURE OF SERIES B, KBH AND C PREFERRED STOCK:                      (50,180)            --             --
                                                                                     -------------  -------------  -------------
   Net loss applicable to common shareholders                                        $     (93,273)  $    (11,531) $      (3,621)
                                                                                     =============   ============  =============
   Net loss per common share, basic and diluted (Note 2)                             $      (8.55)   $      (4.24) $       (1.67)
                                                                                     =============   ============  =============
   Shares used in computing basic and diluted net loss per common share (Note 2)            10,908          2,719          2,165
                                                                                     =============   ============  =============
   Pro forma net loss per common share, basic and diluted (Note 2)                   $      (5.16)   $      (1.79) $       (0.76)
                                                                                     =============   ============  =============
   Shares used in computing basic and diluted pro forma net loss per common
       share (Note 2)                                                                       16,790          5,202         3,807
                                                                                     =============  =============  =============

- --------------------
(1)  Excludes non-cash, stock-based compensation expense as follows:
       Research and development                                                      $       1,694   $        499  $         427
       Selling, general and administrative                                                   3,562            267             46
                                                                                     -------------  -------------  -------------
                                                                                     $       5,256   $        766  $         473
                                                                                     =============   ============  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Stockholders' Equity and Comprehensive Loss
(Amounts in thousands, except per share data)


                                                                                                       ADDITIONAL
                                               REDEEMABLE COMMON STOCK          COMMON STOCK             PAID-IN       ACCUMULATED
                                                SHARES       AMOUNTS         SHARES       AMOUNTS        CAPITAL         DEFICIT
Balance at December 31, 1997                      244      $      615         2,120     $      2    $      1,984      $    (4,501)
   Issuance of common stock                        --              --           260           --             325               --
   Conversion of note payable and
     accrued interest into common stock            --              --           228           --             571               --
   Termination of redemption feature
     on redeemable common stock                  (244)           (615)          244            1             614               --
   Compensation related to issuance
     of options and warrants to purchase
     common stock                                  --              --            --           --             171               --
   Warrant issued in connection
      with debt financing                          --              --            --           --              26               --
   Accretion in carrying value of
     redeemable preferred stock                    --              --            11           --              40             (741)
   Retirement of treasury stock                    --              --          (381)          --            (230)              --
   Net change in unrealized
     investment gain                               --              --            --           --              --               --
   Net loss                                        --              --            --           --              --           (2,880)
         Total comprehensive loss
                                            ---------      ----------      --------     --------    ------------      -----------
Balance at December 31, 1998                       --              --         2,482            3           3,501           (8,122)
   Issuance of common stock in
     settlement of obligation                      --              --            71           --             160               --
   Issuance of common stock from
     exercise of stock options and
     warrants                                      --              --           257           --             265               --

   Compensation related to issuance of
     options to purchase common stock              --              --            --           --             766               --
   Warrants issued in connection with
     debt financing                                --              --            --           --             127               --
   Accretion in carrying value of
     redeemable preferred stock                    --              --            --           --              --           (2,083)
   Net change in unrealized investment
     loss                                          --              --            --           --              --               --
   Net loss                                        --              --            --           --              --           (9,449)

         Total comprehensive loss
                                            ---------      ----------      --------     --------    ------------      -----------

                                               NET UNREALIZED                    TOTAL COMMON
                                               INVESTMENT GAINS    TREASURY      STOCKHOLDERS'
                                                   (LOSSES)         STOCK       EQUITY (DEFICIT)
Balance at December 31, 1997                   $        339    $      (230)    $     (1,791)
   Issuance of common stock                              --             --              325
   Conversion of note payable and
     accrued interest into common stock                  --             --              571
   Termination of redemption feature
     on redeemable common stock                          --             --               --
   Compensation related to issuance
     of options and warrants to purchase
     common stock                                        --             --              171
   Warrant issued in connection
      with debt financing                                --             --               26
   Accretion in carrying value of
     redeemable preferred stock                          --             --             (701)
   Retirement of treasury stock                          --            230               --
   Net change in unrealized
     investment gain                                   (345)            --             (345)
   Net loss                                              --             --           (2,880)
         Total comprehensive loss
                                                -----------    -----------     ------------
Balance at December 31, 1998                             (6)            --           (4,624)
   Issuance of common stock in
     settlement of obligation                            --             --              160
   Issuance of common stock from
     exercise of stock options and
     warrants                                            --             --              265

   Compensation related to issuance of
     options to purchase common stock                    --             --              766
   Warrants issued in connection with
     debt financing                                      --             --              127
   Accretion in carrying value of
     redeemable preferred stock                          --             --           (2,083)
   Net change in unrealized investment
     loss                                                 6             --                6
   Net loss                                              --             --           (9,449)

         Total comprehensive loss
                                                -----------    -----------     ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GENAISSANCE PHARMACEUTICALS, INC.

(Amounts in thousands, except per share data)

                                              REDEEMABLE COMMON                                     ADDITIONAL
                                                    STOCK                     COMMON STOCK            PAID-IN       ACCUMULATED
                                               SHARES      AMOUNTS       SHARES       AMOUNTS         CAPITAL         DEFICIT
Balance at December 31, 1999                        -       $    -        2,810     $   3           $ 4,819         $ (19,654)
   Issuance of common stock from exercise
     of stock options                               -            -          113         -               452                 -
   Issuance of common stock from exercise
     of warrants                                    -            -           98         -               230                 -
   Compensation related to issuance of
     options to purchase common stock               -            -            -         -             4,936                 -
   Warrants issued in connection with debt
     financing and preferred stock
     offering                                       -            -            -         -             3,320                 -
   Accretion in carrying value of
     redeemable preferred stock                     -            -            -         -                 -            (6,327)
   Beneficial conversion feature of Series
     B, KBH and C preferred stock                   -            -            -         -            50,180           (50,180)
   Conversion of preferred stock in
     connection with initial public
     offering                                       -            -       12,704        13            72,054                 -
   Cashless exercise of warrants in
     connection with initial public
     offering                                       -            -           62         -               501                 -
   Sale of common stock in connection with
     initial public offering, net of
     offering costs                                 -            -        6,900         7            82,033                 -
   Net change in unrealized investment
     gains                                          -            -            -         -                 -                 -
   Net loss                                         -            -            -         -                 -           (36,766)
         Total comprehensive loss
                                            ---------      -------      --------   ------        ----------     -------------
Balance at December 31, 2000                        -        $   -      22,687     $   23        $  218,525       $  (112,927)
                                            =========      =======      ========   ======        ==========     =============

                                               NET UNREALIZED                   TOTAL COMMON
                                                 INVESTMENT       TREASURY       STOCKHOLDERS'
                                                   GAINS            STOCK       EQUITY (DEFICIT)
Balance at December 31, 1999                      $   -             $   -       $  (14,832)
   Issuance of common stock from exercise
     of stock options                                 -                 -              452
   Issuance of common stock from exercise
     of warrants                                      -                 -              230
   Compensation related to issuance of
     options to purchase common stock                 -                 -            4,936
   Warrants issued in connection with debt
     financing and preferred stock
     offering                                         -                 -            3,320
   Accretion in carrying value of
     redeemable preferred stock                       -                 -           (6,327)
   Beneficial conversion feature of Series
     B, KBH and C preferred stock                     -                 -                -
   Conversion of preferred stock in
     connection with initial public
     offering                                         -                 -           72,067
   Cashless exercise of warrants in
     connection with initial public
     offering                                         -                 -              501
   Sale of common stock in connection with
     initial public offering, net of
     offering costs                                   -                 -           82,040
   Net change in unrealized investment
     gains                                           54                 -               54
   Net loss                                           -                 -          (36,766)
         Total comprehensive loss
                                                 ------         ---------     ------------
Balance at December 31, 2000                     $   54         $       -     $    105,675
                                                 ======         =========     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Cash Flows
(Amounts in thousands, except per share data)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                            2000           1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $  (36,766)      $ (9,449)      $  (2,880)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            4,052            816             117
      Loss on disposal of equipment                                                               55              -               -
      Realized securities gains                                                                    -              -            (259)
      Stock-based compensation                                                                 4,936            766             473
      Non-cash interest expense                                                                  376            125               -
      Warrants issued in exchange for services                                                    14              -              24
      Changes in assets and liabilities:
         Accounts receivable and other current assets                                         (1,453)          (116)             38
         Other assets                                                                           (407)          (149)             (8)
         Accounts payable                                                                      4,431            436              96
         Accrued expenses                                                                      1,623            242              (9)
         Deferred revenue                                                                      1,878            (60)             (5)
                                                                                          ----------       ---------      ----------
                  Net cash used in operating activities                                      (21,261)        (7,389)         (2,413)
                                                                                          ----------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                       (8,702)        (1,049)         (1,122)
    (Investment in) proceeds from marketable securities                                      (41,118)         3,235          (2,722)
                                                                                          -----------      --------       ---------
                  Net cash (used in) provided by investing activities                        (49,820)         2,186          (3,844)
                                                                                          -----------      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred stock                                             53,925              -           8,769
    Net proceeds from issuance of common stock from the
      exercise of options and warrants                                                           682            265               -
    Proceeds from initial public offering, net of issuance costs                              82,040              -               -
    Proceeds from (repayment of) long-term debt, net                                          (1,061)         1,452             281
    Proceeds from long-term debt due to related parties                                        3,854            950               -
    Proceeds from convertible promissory notes                                                     -          3,500               -
    Amounts payable under long term obligation                                                     -           (809)            809
    Financing costs                                                                                -           (114)            (48)
    Payable to stockholder                                                                         -              -            (180)
    Repayment of capital leases                                                               (2,821)          (564)            (12)
                                                                                          -----------      --------       ---------
                  Net cash provided by financing activities                                  136,619          4,680           9,619
                                                                                          ----------       --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          65,538           (523)          3,362

CASH AND CASH EQUIVALENTS, beginning of period                                                 3,666          4,189             827
                                                                                          ----------       --------       ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $   69,204       $  3,666       $   4,189
                                                                                          ==========       ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
    Cash paid for interest                                                                $    1,308    $       500       $     118
                                                                                          ==========    ===========       =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Conversion of liabilities into common or preferred stock                              $    3,561    $       160       $     571
    Acquisition of equipment pursuant to capital lease obligations                            18,735          5,582               -
    Issuance of warrants in connection with financing agreements                               3,320            127              25
    Conversion of preferred stock into common stock                                           72,067              -               -
    Cashless exercise of warrants                                                                501              -               -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Financial Statements
(Amounts in thousands, except per share data)

(1)    ORGANIZATION AND OPERATIONS

       Genaissance Pharmaceuticals, Inc. (the Company) is a leader in developing technology for applying population genomics and informatics to improve the development, marketing and prescribing of drugs. The Company applies population genomics to discover inherited differences, or genomic markers. The Company uses its technology and its clinical development capabilities to identify which of its genomic markers are predictive of how patients respond to marketed drugs. The Company is marketing its technology and its predictive genomic markers to the pharmaceutical industry as a complete solution for developing "smarter" clinical trials and for improving the sales of approved drugs.

       In August 2000, the Company completed its initial public offering of 6,900 shares of its common stock at a price of $13.00 per share, all of which shares were issued and sold by the Company for aggregate proceeds of $82,000, net of underwriting discounts and commissions and expenses of approximately $7,700. Upon closing of the initial public offering, all issued and outstanding shares of Series A, KBL, B, KBH, and C preferred stock were converted into 12,704 shares of common stock and there was the cashless exercise of certain warrants into 62 shares of common stock (Note 10).

       In February and March of 2000, the Company raised approximately $53,900, net of cash issuance costs and the conversion of $3,500 of promissory notes issued in 1999 (Note 7), in private placements of Series B, KBH and C Redeemable Convertible Preferred Stock (Note 8). During 1998, the Company raised approximately $8,800, net of issuance costs, in a private placement of Series A and KBL Redeemable Convertible Preferred Stock.

       In addition to the normal risks associated with a business venture, there can be no assurance that the Company's technologies will be successfully completed, that the Company will obtain adequate patent protection for its technologies and that any products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies. The Company expects to incur substantial expenditures in the foreseeable future for its research and development and commercialization of its products. The Company's management believes, based upon its current business plans and existing financial resources that it will have the ability to fund its operations for at least 24 months.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION

       In December 1999, Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION, was issued. The revenues included in the accompanying statements of operations, for all periods presented, are in accordance with the provisions of SAB 101.

       In November 2000, the Company entered into a multi-year collaboration agreement with Janssen Research Foundation, a Johnson and Johnson Company (J&J), under which it granted J&J a non-exclusive license to certain of its technology in exchange for the payment of annual license and subscription fees. In addition, the Company will perform certain HAP Typing services in exchange for a per unit fee, with certain minimum fee commitments. J&J also has the option to license certain of the Company's genomic markers on an exclusive basis for a defined field of use in exchange for additional license fees, milestone and royalty payments. The Company is recognizing the annual license and subscription fees over the term of the agreement and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned.

       In June 2000, the Company entered into a multi-year collaboration agreement with Gene Logic, Inc. (GLI), whereby GLI licensed from the Company, on a non-exclusive basis, certain of its technology in exchange for the payment of an annual access fee. Eighteen months after the commencement of the license, GLI can terminate the agreement if the Company does not meet certain performance criteria. The Company is recognizing the license fees over the term of the agreement.

       During 1996, the Company entered into a sublicense agreement (Original License) with Visible Genetics, Inc. (the Licensor). The Original License provided the Licensor with the right to use the inventions claimed in the patent in a defined field of use until the expiration of the patent in June 2012 (License Term). In consideration of the Original License, the Company received cash, equipment and Licensor common stock. On March 16, 2000, the Company amended the Original License (License Amendment) to expand the field of use and to reduce the royalty rate on product sales. In consideration of such License Amendment, the Licensor paid the Company a nonrefundable fee of $2,050. The Company is recognizing the payments from the Original License and License Amendment ($2,050, $104 and $454 in 2000, 1998 and 1996, respectively) by amortizing such payments into revenue, on a straight-line basis, over the License Term. The Company recognizes the royalties when earned.

       The Company recognizes grant research revenue as the related expenses for development activities are incurred and the related work is performed under the terms of the grants.

       Amounts received in advance of revenue recognition are recorded as deferred revenue.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments purchased with an original maturity of nine months or less to be cash equivalents.

       SOFTWARE DEVELOPMENT COSTS

       The Company evaluates the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE Costs OF COMPUTER SOFTWARE TO BE SOLD, LICENSED OR OTHERWISE MARKETED. The Company has developed a product for a market that is subject to rapid technological change, new product development, and changing customer needs. In addition, the ability to continue to market the product is contingent upon the Company's ability to successfully populate the database. The Company has concluded that technological feasibility is established when a product design and working model of the software product has been completed and the completeness of the working model and its consistency with the product design has been confirmed by testing. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

       LONG-LIVED ASSETS

       The Company accounts for its investments in long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has reviewed its long-lived assets and has determined that no impairments currently exist.

       RESEARCH AND DEVELOPMENT

       Expenditures for research and development are charged to expense as incurred.

       PATENT AND LICENSED TECHNOLOGY COSTS

       The Company expenses the costs of obtaining patents and licensed technology until such point that the realization of the carrying value of these costs is reasonably assured.

       ACCRUED EXPENSES

       Accrued expenses as of December 31, 2000 includes approximately $1,223 of expenses related to employee compensation.

       ROYALTY OBLIGATIONS

       Included in the accompanying balance sheets is a $300 royalty obligation. In 1993, the Company received a $300 grant from the Department of Economic and Community Development of the State of Connecticut (DECD). Under the terms of the agreement, the Company is required to make royalty payments based upon the greater of 2% of net product revenue, as defined, or $2 per month. The royalties will be satisfied when total payments equal the original amount of the grant plus interest calculated at 6.2% per annum. During 2000 and 1999, the Company made royalty payments of $19 which satisfied the 6.2% per annum interest.

       SEGMENT REPORTING

       SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment. In addition, all revenues are generated from U.S. and Canadian entities, and all long-lived assets are maintained in the United States.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Financial instruments, include cash and cash equivalents, marketable securities, and long-term debt. Cash and cash equivalents and marketable securities are carried at fair value. Long-term debt is carried at cost, which management believes approximates fair value based upon recent borrowing rates obtained over the past twelve months.

       OTHER COMPREHENSIVE INCOME (LOSS)

       The Company presents its financial statements in accordance with SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company has included this presentation as a component of the statements of stockholders' equity (deficit) and comprehensive loss. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). This statement requires that financial statements report unrealized gains or losses on investments as a component of other comprehensive income or loss.

       The Company's other comprehensive income (loss) amounted to $54, $6, and $(345) for the years ended December 31, 2000, 1999, and 1998, respectively. These amounts resulted from the net appreciation (depreciation) of marketable securities, net of gains recognized in income during the applicable year.

       NET LOSS PER COMMON SHARE

       The Company computes and presents net loss per common share in accordance with SFAS No. 128, EARNINGS PER SHARE. There is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,039, 3,678, 3,373 shares of common stock at December 31, 2000, 1999, 1998, respectively. In accordance with the SEC Staff Accounting Bulletin No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, the Company determined that there were no nominal issuances of the Company's common stock prior to its initial public offering (Note 1).

       Upon the consummation of the initial public offering in August 2000 (Note
       1), all of the preferred stock automatically converted into 12,704 shares of common stock and certain of the outstanding common stock warrants were automatically exercised for 62 shares of common stock.

       The following table sets forth the pro forma net loss per share for the years ended December 31, 2000, 1999 and 1998, assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance.

                                                                             2000            1999           1998
        Numerator-
            Net loss applicable to common shareholders                  $   (93,273)    $   (11,531)    $    (3,621)
            Preferred stock dividends and accretion                           6,327           2,082             741
            Puttable warrant interest expense                                   376             125               -
                                                                        -----------     -----------   -------------
            Pro forma net loss applicable to common shareholders        $   (86,570)    $    (9,324)    $    (2,880)
                                                                        ===========     ===========     ===========
        Denominator-
            Weighted average common shares                                   10,908           2,719           2,165
            Weighted average effect of pro forma securities-
               Series A and KBL                                               1,429           2,438           1,642
               Series B and KBH                                               3,809               -               -
               Series C                                                         607               -               -
               Warrants                                                          37              45               -
                                                                      -------------   -------------   -------------
        Denominator for pro forma basic and diluted calculation              16,790           5,202           3,807
                                                                      =============   =============   =============
        Net loss per share-
            Basic and diluted                                           $     (8.55)     $    (4.24)    $     (1.67)
            Pro forma basic and diluted                                       (5.16)          (1.79)           (.76)

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 will not have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)      MARKETABLE SECURITIES AND EQUITY INVESTMENTS

       The Company classifies its marketable securities as "available for sale" and, accordingly, carried these investments at their aggregate fair value. Unrealized gains or losses on these investments are included as a separate component of stockholders' equity (deficit) and comprehensive loss (Note 2). The Company's marketable securities as of December 31, 2000 and 1999 consisted of corporate bonds. As of December 31, 2000, these securities had a maximum maturity of less than 18 months and carried a weighted average interest rate of approximately 6.72%. The amortized cost of these securities differed by their fair values by $54 and $6 as of December 31, 2000 and 1999, respectively.

       The Company had an investment in common stock which was sold during 1998. In conjunction therewith, the Company realized a gain on the sale of $259, which is reflected in the accompanying 1998 statement of operations.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                                                 DECEMBER 31,
                                                                            2000              1999
           Equipment, computers and software                            $     3,571       $       992
           Equipment under capital leases                                    24,516             5,643
           Leasehold improvements and office equipment                        7,507             1,577
                                                                        -----------       -----------
                                                                             35,594             8,212
           Less-accumulated depreciation and amortization                    (4,869)             (988)
                                                                        -----------       -----------
                Total property and equipment, net                       $    30,725       $     7,224
                                                                        ===========       ===========

       These assets are stated at cost and are being depreciated and amortized over the shorter of their lease term or their estimated useful lives on a straight-line basis as follows:

            Equipment, computers and software              3-4 years
            Office equipment                                 5 years
            Leasehold improvements                          10 years
            Equipment under capital lease                  3-5 years

       Accumulated depreciation related to equipment under capital leases was $3,535 and $489 at December 31, 2000 and 1999, respectively.

       The Company accounts for internal use software in accordance with Statement of Position 98-1 (SOP 98-1), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal use software development project. The Company's policy is to capitalize all such costs and to amortize such costs over the estimated useful life of the software. Net capitalized costs associated with this software were $78 and $227 as of December 31, 2000 and 1999, respectively.

       Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred.

(5)    FINANCING ARRANGEMENTS

       LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                          2000            1999
           Notes payable to Connecticut Innovations, Inc. (CII) bearing interest at 6.5%, payments of interest only for a defined period and monthly payments of principal and interest
              thereafter.                                                             $     4,804      $       950

           Note payable to TransAmerica Business Corp. (TBCC) bearing interest at 12.98%, monthly payments of principal and
              interest of $72 are payable through August 2002.                              1,296            1,898

           Other                                                                                -              459
                                                                                      -----------      -----------
              Total long-term debt                                                          6,100            3,307

              Less-current portion                                                           (795)          (1,020)
                                                                                      -----------      -----------
              Total long-term debt, less current portion                              $     5,305      $     2,287
                                                                                      ===========      ===========

       During 1999 and 2000, the Company entered into three agreements (the Agreements) with CII, a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company's facility expansion. The total commitment by CII under these Agreements was $5,170. During the years ended December 31, 2000 and 1999, the Company borrowed $3,854 and $950, respectively, under the agreements. The Agreements provide for interest only with principal payments beginning April, 2001 through March, 2002 based on a 120 month amortization period, with final balloon payments due in April, 2007 through March, 2011. Additional available borrowing capacity of $366 is available under the Agreements as of December 31, 2000. Borrowings under the Agreements are secured by the related leasehold improvements.

       In April 1999, the Company entered into a $2,000 promissory note payable to TBCC to refinance existing debt, acquire additional equipment, and provide additional working capital. The note is callable by the lender in connection with a material adverse change to the Company or a change in ownership, as defined. The loan is collateralized by substantially all assets of the Company. In connection with this loan, during 1999 the Company issued a warrant to TBCC, which is exercisable through April 2006, to purchase 50 shares of common stock at $4.00 per share (Note 10). An original issue discount of $80, which approximated the fair value of the warrant at date of issuance, is being amortized into interest expense over the term of the loan.

       Aggregate future maturities under notes payable is as follows:

                      YEAR ENDED
                      DECEMBER 31
                           2001                                            $    795
                           2002                                                 756
                           2003                                                 366
                           2004                                                 390
                           2005                                                 416
                           Thereafter                                         3,377
                                                                           --------
                                                                           $  6,100

(6)      CAPITAL LEASES

       Capital lease obligations related to equipment consist of the following:

                                                                                   FOR THE YEARS ENDED,
                                                                                   2000             1999
           Capital lease obligations to Finova Capital Credit Corp.
              payable in varying installments through August 2004,
              bearing interest from 8.15% to 10.07%, secured by the
              related equipment.                                               $    13,453      $      1,238

           Capital lease obligations to Newcourt Financial USA, Inc. payable in varying installments through November 2003, bearing interest from
              10.5% to 11.8%, secured by the
              related equipment.                                                     1,550             1,891

           Capital lease obligations to Oxford Venture Finance LLC payable in varying installments through October 2004, bearing interest from
              10.85% to 12.46%, secured by the
              related equipment.                                                     5,833             1,723

           Capital lease obligations to Steelcase Financing Corp.
              payable in varying installments through December 2002,
              bearing interest at 13%, secured by the related equipment.               110               167

           Other                                                                        11                23
                                                                               -----------      ------------
              Total capital lease obligations                                  $    20,957      $      5,042
                                                                               ===========      ============

       Aggregate future maturities under these capital leases are as follows:

                  YEAR ENDED
                 DECEMBER 31,
                    2001                                                       $     7,303
                    2002                                                             7,272
                    2003                                                             6,759
                    2004                                                             3,289
                                                                               -----------
                                                                                    24,623
               Less-amount representing interest                                    (3,666)
                                                                               ------------
                         Total capital lease obligations                            20,957

               Less-current portion                                                  5,549
                                                                               -----------
                         Total capital lease obligations, less
                           current portion                                     $    15,408
                                                                               ===========

       During the year ended December 31, 2000, the Company entered into agreements to provide for an additional $18.9 million of capital lease financing for equipment purchases with interest rates ranging from approximately 8.15% to 12.46%. As of December 31, 2000, the Company has approximately $1,104 of additional borrowing capacity available under these agreements. In connection with entering into these leasing arrangements, the Company granted the lessors warrants to purchase an aggregate of 62 shares of common stock at a weighted average exercise price of $9.67 per share, of which 22 were exercised during 2000 at a weighted average exercise price of $8.25 per share. Deferred financing costs of $414, which approximated the fair value of these warrants at the date of issuance, are being amortized into interest expense over the term of the related lease.

       During 1999, in connection with one of the capital lease arrangements, the Company issued a warrant to purchase 18 shares of common stock at $4.00 per share, all of which were exercised in 2000. Deferred financing costs of $25, which approximated the fair value of the warrant at date of issuance, are being amortized into interest expense over the term of the lease.

       During 1998, in connection with one of the capital lease arrangements, the Company issued a warrant to purchase 26 shares of common stock at $4.00 per share. Deferred financing costs of $26, which approximated the fair value of the warrant at the date of issuance, are being amortized into interest expense over the term of the lease.

       The Company's capital lease arrangements allow it to purchase the related equipment at the completion of the lease term as defined in the agreement.

(7)    CONVERTIBLE PROMISSORY NOTE

       In November 1999, the Company borrowed $3,500 under convertible promissory notes, which bore interest at 8% per annum. In connection therewith, the Company granted warrants (which are exercisable through November 2004) to purchase 13 common shares at $5.50 per share (Note 10). The original issue discount of $22, which approximated the fair value of the warrants at date of grant, was amortized into interest expense through the February 2000 maturity date of the convertible promissory notes. The convertible promissory notes were converted into preferred stock in 2000 in connection with the issuance of the Series B and KBH preferred stock (Note 8) based upon the fair value of the preferred stock at the time of conversion.

(8)    PREFERRED STOCK

       In March 2000, the Company sold 1,539 shares of Series C Redeemable Convertible Preferred Stock at $8.25 per share resulting in proceeds of $11,883, net of issuance expenses of $817 (Series C).

       In February and March 2000, the Company sold 8,544 shares of Series B and 184 shares of Series KBH (8,728 shares in aggregate, collectively Series
       B) for $5.50 per share resulting in proceeds of $42,042, net of cash issuance costs of $2,375 and net of the conversion of $3,500 of convertible promissory notes, and related interest, which were issued in 1999 (Note 7) and which were converted into 636 shares of Series B based upon a per share conversion price of $5.50 per share. In connection with this offering, the investment banker was issued a warrant (which is exercisable through February 2005) to purchase 400 shares of common stock at $6.05 per share (Note 10). The Company recorded additional issuance costs of $2,892, which approximates the fair value of the warrant at the date of issuance.

       In 1998, the Company sold 2,250 shares of Series A and Series KBL Redeemable Convertible Preferred Stock (collectively, Series A) at $4.00 per share resulting in aggregate proceeds of $8,769, net of issuance costs of $231.

       All of the Company's preferred stock was automatically converted into common stock upon the completion of its initial public offering (Note 2).

       PREFERRED STOCK TERMS AND CONDITIONS

       The significant terms of the Series A, KBL, B, KBH and C were as follows:

       VOTING - The Series A, B and C shares had voting rights and the Series KBL and KBH shares did not have voting rights.

       DIVIDENDS - All series outstanding earned cumulative dividends at 8% per annum. Accordingly, included in the accretion of the carrying value of preferred stock in the accompanying statements of stockholders' equity (deficit) and comprehensive loss for the years ended December 31, 2000, 1999 and 1998 is $2,523, $780 and $316 respectively, of earned dividends.

       Dividends that accrued subsequent to the Series B, KBH and C issuance dates would not be paid if the Company consummated an initial public offering with proceeds of at least $40 million before February 2003 with a per share price of not less than $8.25 per share (Qualified IPO). Accrued dividends of $1,159, which were earned on the Series A prior to the issuance of the Series B and C, continue to be payable after consummation of the initial public offering (Note 2) and are classified as a component of long-term liabilities in the accompanying 2000 balance sheet.

       In connection with the sale of Series B, KBH and C preferred stock in February and March 2000, the Company recorded a charge to accumulated deficit of $50,180. This amount represented the beneficial conversion feature of this stock. This amount has been accounted for as a dividend to these preferred stockholders and as a result, increased the Company's paid in capital, net loss applicable to common shareholders and the related net loss per common share.

       REDEMPTION REQUIREMENT - The holders of all of the Series A, Series B and Series C Preferred could have required that the Company repurchase their shares in three annual installments commencing February 2005.

       Through February 17, 2000, the Series A was redeemable at its original purchase price plus all accrued but unpaid dividends, plus a 12% cumulative annual return on the original purchase price and all accrued but unpaid dividends. In connection therewith, during the years ended December 31, 2000, 1999 and 1998, $177, $1,256 and $410, respectively, was accreted through a charge to retained earnings and added to the carrying value of the Series A to appropriately reflect the 12% premium.

       Effective February 17, 2000, the Series A was amended to have the same redemption rights as the Series B and Series C shares. The Series B and Series C had a redemption value equal to the greater of (a) the original purchase price plus all accrued but unpaid dividends or (b) fair value, as defined. The excess of the fair value was accreted through additional charges to retained earnings, using the effective interest rate method, from the date of issuance for the Series B and C and from February 17, 2000 for the Series A, through the earliest redemption date. Accordingly, included in the accretion of the carrying value of preferred stock for the accompanying statements of stockholders' equity (deficit) and comprehensive loss for the year ended December 31, 2000 is $723, $2,456 and $46 ($3,225 in aggregate) of additional charges to retained earnings to reflect the accretion of the Series A, Series B and Series C, respectively, to their fair values.

       CONVERSION - Upon the completion of the Company's initial public offering (Note 1), all preferred stock was automatically converted into 12,704 shares of common stock determined by dividing the original purchase price by the conversion price then in effect.

       ISSUANCE EXPENSES - The issuance expenses were recorded as a reduction in the carrying value of the applicable preferred stock. As a result of the redemption rights of the holders (see above), the difference in the stated value and the carrying value resulting from the issuance costs were being accreted to the earliest redemption date through a direct charge to accumulated deficit. Accordingly, included in the accretion of the carrying value of preferred stock in the accompanying statements of stockholders' equity (deficit) and comprehensive loss for the years ended December 31, 2000, 1999 and 1998 was $402, $47 and $15, respectively, related to amortization of these issuance costs.

(9)    COMMON STOCK

       At December 31, 2000, the Company has authorized 58,000 shares of common stock. As of December 31, 2000, 4,336 shares have been reserved for issuance under stock options, warrants and the employee stock purchase plan (Note 10).

       In August 2000, the Company issued 6,900 shares of common stock in connection with its initial public offering (Note 1).

       In August 1999, the Company issued 71 shares of common stock in full satisfaction of an $160 outstanding obligation.

       In September 1998, CII converted a $571 note payable into 228 shares of the Company's common stock based upon a conversion rate of $2.50 per common share. CII's conversion rights were a condition of the original debt agreements entered into by the Company and CII in 1996.

       In August 1998, the CEO of the Company entered into an agreement with the Company to purchase 260 shares of common stock of the Company. The purchase of the shares was financed by the Company with a $325 promissory note bearing interest at 6%, with the entire principal being payable August 2003. During 1998, the Company recorded a reserve of $325 which has been offset against the note receivable. The note was formally forgiven upon completion of the Company's initial public offering.

(10)   STOCK OPTIONS AND WARRANTS

       STOCK OPTION PLAN

       In 1993, the Board of Directors and stockholders approved the Stock Option Plan (the Plan) which provides for both incentive and nonqualified stock options. As of December 31, 2000, under the terms of the amended Plan, stock options may be granted for up to a maximum of 3,557 shares. Options granted under the Plan are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant. In the event of certain capital stock changes, the options are subject to adjustment in accordance with anti-dilution provisions.

       The Company has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This pronouncement requires the measurement of the fair value of stock options to be included in the statement of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123.

       A summary of the status of the Company's stock options plan at December 31, 2000, 1999 and 1998 and changes during the periods then ended is presented below:

                                                         2000                     1999                      1998
                                                             WEIGHTED                 WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE                  AVERAGE
                                                             EXERCISE                 EXERCISE                  EXERCISE
                                                 OPTIONS      PRICE       OPTIONS       PRICE       OPTIONS      PRICE
        Outstanding, January 1                       990     $    2.37       514      $    2.07         538     $    1.34
        Granted                                    1,691         11.82       542           2.80         293          2.01
        Cancelled or expired                         (56)         5.03       (61)          2.73        (317)         0.78
        Exercised                                   (113)         4.02        (5)          1.50           -             -
                                                --------                --------                  ---------
        Outstanding, December 31                   2,512     $    8.58       990      $    2.37         514     $    2.07
                                                ========                ========                  =========
        Options exercisable at December 31           836     $    4.83       268      $    2.01         117     $    2.12
                                                ========                ========                  =========
        Weighted average fair value of
          options granted during the year                    $    6.26                $    1.70                 $    0.64

       The following table summarizes information about stock options at December 31, 2000:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             -------------------------------------------------    --------------------------------
                                                 WEIGHTED
                                                 AVERAGE          WEIGHTED                            WEIGHTED
            RANGE OF                            REMAINING          AVERAGE                             AVERAGE
            EXERCISE            NUMBER         CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
             PRICES          OUTSTANDING       LIFE (YEARS)         PRICE          EXERCISABLE          PRICE
           $0.01-$1.50              310              7.0          $   1.31              271           $   1.30
           $1.51-$8.25              772              8.2              3.79              361               3.03
          $8.26-$12.00            1,273              9.3             11.88              182              11.85
          $12.01-$32.20             157              9.7             19.81               22              19.99
                                -------     ------------          --------            -----           --------
                                  2,512              8.7          $   8.58              836           $   4.83
                                =======     ============          ========            =====           ========

       During fiscal 2000, options to purchase 1,362 shares of common stock were granted at an exercise price equal to the fair value of the common stock on the date of grant at a weighted average exercise price of $12.80 per share. The weighted average fair value of these options at the date of grant, as prescribed by SFAS No. 123, was $5.78 per option. In addition, options to purchase 329 shares of common stock were granted at an exercise price less than the fair value of the common stock on the date of grant at a weighted average exercise price of $7.77 per share. The weighted average fair value of these options at the date of grant, as prescribed by SFAS No. 123, was $8.25 per option.

       During fiscal 1999, options to purchase 381 shares of common stock were granted at an exercise price equal to the fair value of the common stock on the date of grant at a weighted average exercise price of $3.00 per share. The weighted average fair value of these options at the date of grant, as prescribed by SFAS No. 123, was $1.27 per option. In addition, options to purchase 161 shares of common stock were granted at an exercise price less than the fair value of the common stock on the date of grant at a weighted average exercise price of $2.32 per share. The weighted average fair value of these options at the date of grant, as prescribed by SFAS No. 123, was $2.73 per option.

       Total compensation expense recorded in the accompanying statements of operations associated with employee stock options is $381, $12, and $48 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The Company accounts for options granted to consultants, which include scientific advisory board members, using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus No. 96-18. During the year ended December 31, 2000, the Company elected to fully vest all unvested options previously granted to scientific advisory board members. Accordingly, the Company recorded a compensation charge in the quarter ended March 31, 2000 based upon the incremental fair value and previously recognized compensation expense associated with these options at the time of vesting. Total compensation expense recorded in the accompanying statements of operations associated with these consultant options is $1,675, $434 and $100 for the years ended December 31, 2000, 1999 and 1998, respectively.

       Unamortized compensation expense associated with outstanding stock options at December 31, 2000 is approximately $1.1 million.

       In 1996, in connection with a change in management of the Company, the Company's current Chief Executive Officer and Chief Financial Officer (the Officers) entered into a stock purchase agreement (Officer Stock Purchase Agreement) with an officer and major shareholder of the Company (Former CEO). The Officer Stock Purchase Agreement permitted the Officers to purchase shares of common stock from the Former CEO in exchange for notes payable aggregating $320 (Officer Stock Notes). The notes were collateralized by the stock, and were payable at the earlier of August 31, 2001 or an initial public offering or change in control, as defined. The Company has recognized this transaction as a compensatory arrangement between the Company and the officers and accordingly has recognized a non-cash compensation expense of $2,880 and $320 in 2000 and 1999, respectively.

       In April 2000, the Company's board of directors elected to assume the $320 of Officer Stock Notes in exchange for notes from the Officers payable directly to the Company (Officer Notes), provided that the Company successfully completed its initial public offering. Upon completion of the initial public offering, the Company issued the promissory notes and the obligation to the former CEO was satisfied. In addition, the Company elected to forgive the $320 of Officer Notes. The Company has recognized compensation expense of $320 during the year ended December 31, 2000 as a result of the successful completion of its initial public offering. Such forgiveness is included in stock based compensation in the accompanying statement of operations.

       The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees using the Black-Scholes option pricing model. The weighted average assumptions used are as follows:

                                                                    2000                1999                1998
          Risk free interest rate                                    6.1%                6.0%                5.3%
          Expected dividend yield                                   None                None                None
          Expected lives                                           7 years             7 years             7 years
          Expected volatility                                    0% and 145%            None                None

       Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                                                     FOR THE YEARS ENDED
                                                                           2000           1999           1998
        Net (loss) applicable to common stockholders:
           As reported                                                  $  (93,273)    $  (11,531)    $   (3,621)
           Pro forma                                                       (95,157)       (11,625)        (3,675)

        Net (loss) per common share, basic and diluted:
           As reported                                                       (8.55)        (4.24)          (1.67)
           Pro forma                                                         (8.72)        (4.27)          (1.70)

       EMPLOYEE STOCK PURCHASE PLAN

       During fiscal 2000, the board of directors adopted the Employee Stock Purchase Plan 2000 (ESPP). Under the ESPP, eligible employees may purchase common stock at not less than 85% of fair value, as defined. Under the ESPP, the Company's compensation committee grants rights to purchase the shares under the ESPP. The Company has reserved 250 shares of common stock for issuance under the ESPP. As of December 31, 2000, no shares have been issued under the ESPP.

       STOCK WARRANTS

       The Company has historically issued warrants in connection with its financing and capital raising activities. During 2000, warrants to purchase 98 shares of common stock, were exercised at a weighted average exercise price of $2.35 per share for aggregate proceeds of $230,000. During 1999, warrants to purchase 252 shares of common stock were exercised for $1.02 per share, for aggregate proceeds of $257. In addition, in connection with the Company's initial public offering (Note
       1) there was the cashless exercise of warrants to purchase 87 shares of common stock into 62 shares of common stock.

       As of December 31, 2000, the Company had the following warrants outstanding to purchase shares of common stock of the Company. Certain warrants include anti-dilutive provisions, as defined.

                                                                                             PER SHARE
                            YEAR                EXERCISABLE                                   EXERCISE
                           ISSUED                 THROUGH                NUMBER                PRICE
                       1998 (Note 6)           November 2003                 26                $4.00
                       1999 (Note 5)             April 2006                  50                 4.00
                       1999 (Note 7)           November 2004                 11                 5.50
                       2000 (Note 8)           February 2005                400                 6.05
                       2000 (Note 6)             March 2005                  22                 5.50
                       2000 (Note 6)             June 2005                   18                16.25
                                                                         ------
                                                                            527
                                                                         ======

(11)   INCOME TAXES

       The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of the assets and liabilities and the net operating loss carryforwards available for tax reporting purposes, using applicable tax rates for the years in which the differences are expected to reverse.

       The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2000 and 1999, is as follows:

                                                                      FOR THE YEARS ENDED
                                                                  2000        1999       1998
          Statutory rate                                           34.0%        34.0%     34.0%
          State tax benefit, net of Federal taxes                   4.9          4.8      13.2
          Other                                                     2.0         (1.5)     (0.6)
          Increase in deferred tax valuation allowance            (40.9)       (37.3)    (46.6)
                                                                 -------       ------    ------
                                                                       -%          -%         -%
                                                                 =======       ======    ======

       The Company has available, at December 31, 2000, unused net operating loss carryforwards of approximately $43.3 million and $42.9 million which may be available to offset future Federal and state taxable income, respectively, if any. The future utilization of these carryforwards may be limited on a permanent basis due to changes within the Company's current and future ownership structure as defined within the income tax code. These limitations would have no impact on the Company's statement of operations, as these carryforwards are fully reserved. Federal carryforwards are scheduled to expire beginning in 2007 through 2020. State carryforwards are scheduled to expire from 2001 through 2020.

       Recently enacted state tax legislation in Connecticut may allow the Company to exchange certain research and development tax credit carryforwards generated in 2000 for a cash payment. The Company will recognize the value associated with these carryforwards when receivable from the applicable taxing authority.

         The components of deferred income tax assets as of December 31, 2000 and 1999 are as follows:


                                                                             FOR THE YEARS ENDED
                                                                         2000                1999
         Deferred tax assets:
             Net operating loss carryforwards                       $      16,850       $       5,250
             Other                                                          4,140                 710
                                                                    -------------       -------------
         Total deferred tax assets                                         20,990               5,960

         Less-valuation allowance for deferred tax assets                 (20,990)             (5,960)
                                                                    -------------       -------------
         Net deferred tax assets                                    $           -       $           -
                                                                    =============       =============

       The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2000 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax asset.

(12)   COMMITMENTS AND CONTINGENCIES

       401(K) RETIREMENT PLAN

       The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company matches 25% of employee contributions up to 8% of employee compensation. The Company contributed $60, $25 and $6 to the plan during 2000, 1999 and 1998, respectively.

       ROYALTY AND OTHER COMMITMENTS

       The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies management believes important to the Company's overall business strategy. The terms of certain of these agreements provide for the Company to pay future royalty payments based on product sales or sublicense income generated from the applicable technologies, if any. Additionally, certain agreements call for future payments upon achievement of certain milestones. The aggregate annual minimum payments (assuming non-termination of these agreements) as of December 31, 2000 required over the next three years are $4,030, $4,030, and $2,030 in 2001, 2002, and 2003, respectively. The Company recorded expenses of $2,417, $202, and $120 during 2000, 1999 and 1998, respectively.

       In connection with the Company's initial license of a patent from a University, the Company is obligated to pay both the University and the inventor of the technology a sublicense royalty fee. The inventor of the technology subsequently joined the Company and is currently the chief executive officer of the Company. The Company has elected to recognize this expense as incurred. Accordingly, included in the accompanying December 31, 2000 and 1999 balance sheet is $9 and $8, respectively, of sublicense fees payable to the University and $7 and $6, respectively, of sublicense fees payable to the inventor resulting from the License Amendment. Future royalty payments from the Licensor, if any, will also be subject to a sublicense royalty fee. Included in the accompanying statements of operations for the years ended December 31, 2000, 1999 and 1998, are $530, $20, and $68, respectively, of sublicensing fees resulting from the Original License and License Amendment.

       As of December 31, 2000, the Company had outstanding purchase commitments to acquire property and equipment for approximately $3,800.

       OPERATING LEASES

       The Company leases its operating facilities located in New Haven, Connecticut. The lease agreements require annual lease payments of $816 per year increasing to $964 per year over five years terminating in 2009. The Company has two five-year renewal options to extend the lease beyond its initial term. The Company is recording the expense associated with the lease on a straight line basis over the expected ten-year minimum term of the lease.

       In addition to the five year operating lease for the Company's current facility, the Company also has operating leases for various office equipment.

       Rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was $549, $213 and $77, respectively.

       Future minimum payments under all non-cancelable operating leases in effect as of December 31, 2000 are as follows:

              2001                            $    944
              2002                               1,057
              2003                               1,080
              2004                               1,076
              2005                               1,038
              Thereafter                         3,053

(13)   SIGNIFICANT CUSTOMERS AND FOREIGN BASED REVENUES

       For the years ended December 31, 2000, 1999 and 1998 approximately 34%, 11% and 6%, respectively, of the Company's revenues resulted from foreign based customers. For the years ended December 31, 2000, 1999 and 1998, 90%, 82% and 90%, of revenues resulted from transactions with three, two and two customers, respectively.

(14)   QUARTERLY DATA - UNAUDITED

                                                                     2000
                                          1ST QUARTER      2ND QUARTER       3RD QUARTER      4TH QUARTER
       Revenues                           $      63         $      57        $      67         $     566
       Operating expenses                     8,483             7,465           11,018            13,337
       Operating loss                        (8,420)           (7,408)         (10,951)          (12,771)
       Net loss applicable to
          common shareholders               (60,438)          (10,094)         (11,408)          (11,333)
       Net loss per common share:
          Basic and diluted                  (21.49)           (3.57)            (0.74)           (0.50)

                                                                     1999
                                          1ST QUARTER      2ND QUARTER       3RD QUARTER      4TH QUARTER
       Revenues                           $     284         $     272        $      60         $      64
       Operating expenses                     1,631             1,831            2,962             3,335
       Operating loss                        (1,347)           (1,559)          (2,902)           (3,271)
       Net loss applicable to
          common shareholders                (1,736)           (2,277)          (3,517)           (4,001)
       Net loss per common share:
          Basic and diluted                   (0.67)            (0.86)           (1.27)           (1.42)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A of this annual report on form 10-K and the remainder is incorporated by reference into this annual report on form 10-K from the discussion responsive thereto under the caption "Election of Directors" in the our proxy statement relating to our 2001 annual meeting of stockholders scheduled for May 22, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference into this annual report on form 10-K from the discussion responsive thereto under the captions "Executive Compensation" and "Compensation Committee Interlock and Insider Participation" in our proxy statement relating to our 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference into this annual report on form 10-K from the discussion responsive thereto under the caption "Share Ownership" in our proxy statement relating to our 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our proxy statement relating to our 2001 annual meeting of stockholders and from Note 5 to the Financial Statements included in this annual report on Form 10-K.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

             The financial statements are listed under Item 8 of this report.

     2.  FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules listed under Item 8 of this report are omitted because they are not applicable or required information and are shown in the financial statements of the footnotes thereto.

(b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) EXHIBITS

    EXHIBIT
    NUMBER                              DESCRIPTION OF DOCUMENT
       3.1(1)         Amended and Restated Certificate of Incorporation.
       3.3(2)         Amended and Restated By-laws of Genaissance
                      Pharmaceuticals, Inc.
       4.1(3)         Form of Common Stock Certificate.
       4.2(3)         Form of Common Stock Purchase Warrant, together with a
                      list of warrant holders.
       10.1*(3)       2000 Amended and Restated Equity Incentive Plan.
       10.1A*(3)      Stock Option Plan.
       10.2*(3)       Employee Stock Purchase Plan 2000.
       10.3(3)        Form of Indemnification Agreement between Genaissance and
                      its directors.
       10.4(3)        Lease Agreement between Genaissance and Science Park
                      Development Corporation dated September 15, 1998.
       10.5(3)        Amendment No. 1 to Lease Agreement between Genaissance and
                      Science Park Development Corporation dated December 1,
                      1999.
       10.6(3)        Amendment No. 2 to Lease Agreement between Genaissance and
                      Science Park Development Corporation dated December 16,
                      1999.
       10.7*(3)       Genaissance 401(k) Plan.
       10.8(3)(4)     Collaboration Agreement between Genaissance and Telik,
                      Inc. dated February 11, 1998.
       10.9(3)        First Amendment to the Collaboration Agreement between
                      Genaissance and Telik, Inc. dated February 11, 1999.
       10.10(3)(4)    License Agreement between Genaissance and Visible
                      Genetics, Inc. dated November 21, 1996.
       10.11(3)(4)    Patent License Amending Agreement between Genaissance and
                      Visible Genetics, Inc. dated March 16, 2000.
       10.12(3)       Loan Agreement between Genaissance and Connecticut
                      Innovations, Incorporated dated September 15, 1998.
       10.13(3)       Loan Agreement between Genaissance and Connecticut
                      Innovations, Incorporated dated December 1, 1999.
       10.14(3)       Master Lease Agreement between Genaissance and Finova
                      Technology Finance dated September 1998, and attached
                      Schedules.
       10.15(3)       Letter Agreement with Finova Capital Corporation dated
                      January 24, 2000.
       10.16(3)       Master Equipment Lease Agreement between Genaissance and
                      Oxford Venture Finance dated June 10, 1999, and attached
                      Schedules.

    EXHIBIT
    NUMBER                              DESCRIPTION OF DOCUMENT
       10.17(3)       Master Lease Agreement between Genaissance and Newcourt
                      Financial USA Inc. dated March 26, 1999, and attached
                      Schedules.
       10.18*(3)      Employment Agreement with Gualberto Ruano dated August 24,
                      1998.
       10.19*(3)      Employment Agreement with Kevin Rakin dated August 24,
                      1998.
       10.20*(3)      Employment Agreement with Gerald F. Vovis dated April 15,
                      1999.
       10.21*(3)      Confidentiality and Non-Competition Agreement with Richard
                      Judson dated November 16, 1999.
       10.22(3)(4)    Strategic Alliance Agreement between Genaissance and
                      Sequenom, Inc. dated as of May 3, 2000.
       10.23(3)       Letter Agreement with Finova Capital Corporation dated
                      June 7, 2000.
       10.24(3)       Letter Agreement with Connecticut Innovations,
                      Incorporated dated June 2, 2000.
       10.25(3)(4)    Collaboration Agreement with Gene Logic, Inc. dated June
                      28, 2000.
       10.26(3)       Second Amended and Restated Registration Rights Agreement
                      with the purchasers of Series A and Series KBL Non-voting
                      Preferred Stock dated March 10, 2000.
       10.27(3)       Amended and Restated Registration Rights Agreement with
                      the purchasers of Series B and Series KBH Preferred Stock
                      dated March 10, 2000.
       10.28(3)       Registration Rights Agreement with purchasers of Series C
                      Preferred Stock dated March 10, 2000.
       10.29(3)       Amendment No. 3 to Lease Agreement between Genaissance and
                      Science Park Development Corporation dated June 1, 2000.
       10.30(3)       Purchase Agreement with Connecticut Innovations,
                      Incorporated dated March 10, 1994.
       10.31(3)       Financing Agreement with Connecticut Innovations,
                      Incorporated dated November 16, 1994.
       10.32(3)       Financing Agreement with Connecticut Innovations,
                      Incorporated dated September 10, 1996.
       10.33(3)       Agreement Concerning Conversion of Convertible Note and
                      Connecticut Presence with Connecticut Innovations,
                      Incorporate dated August 24, 1998.
       10.34(3)       Supplemental Agreement to Agreement Concerning Conversion
                      of Convertible Note and Connecticut Presence with
                      Connecticut Innovations, Incorporated dated November 23,
                      1999.
       10.35(3)       Letter Agreement with Connecticut Innovations Incorporated dated February 17, 2000.
       10.36(3)       Loan and Security Agreement and Promissory Note with
                      Transamerica Business Credit Corporation dated April 30,
                      1999.
       10.37*(5)      Employment Agreement with Kenneth B. Kashkin dated
                      September 13, 2000.
       10.38*(6)      Promissory Note with Gualberto Ruano dated August 7, 2000.
       10.39*(7)      Promissory Note with Kevin Rakin dated August 7, 2000.
       10.39*(8)      Promissory Note with Kevin Rakin dated August 1, 2000.
       10.41(4)       Collaboration Agreement with Janssen Research Foundation
                      dated November 22, 2000. Filed herewith.
       10.42          Third Loan Agreement with Connecticut Innovations,
                      Incorporated dated July 26, 2000. Filed herewith.
       23.1           Consent of Arthur Andersen LLP. Filed herewith.
       99.1           Important Factors Regarding Forward-Looking Statements.
                      Filed herewith.

- ------------------
* Indicates a management contract or compensatory plan.

(1) Filed as Exhibit 3.2 to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(2) Filed as Exhibit 3.4 to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(3) Filed as an exhibit with the same number to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(4) This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

(5) Filed as Exhibit 10.3 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(6) Filed as Exhibit 10.1 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(7) Filed as Exhibit 10.2 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(8) Filed as Exhibit 10.4 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on March 30, 2001.

                                     GENAISSANCE PHARMACEUTICALS, INC.

                                     By: /s/ Gualberto Ruano, M.D., Ph.D.
                                         --------------------------------------
                                         Gualberto Ruano, M.D., Ph.D.
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                                       DATE
          ---------------                              ---------                                  ----------
/s/ Gualberto Ruano, M.D., Ph.D.            Chief Executive Officer and Director
- --------------------------------------      (Principal Executive Officer)                        March 30, 2001
Gualberto Ruano, M.D., Ph.D.

/s/ Kevin Rakin                             President, Chief Financial Officer
- --------------------------------------      (Principal Financial and Accounting Officer)
Kevin Rakin                                 and Director                                         March 30, 2001

/s/ Jurgen Drews, M.D.
- --------------------------------------
Jurgen Drews, M.D.                          Chairman of the Board                                March 30, 2001

/s/ Michael Lytton
- --------------------------------------
Michael Lytton                              Director                                             March 30, 2001

/s/ Harry H. Penner, Jr.
- --------------------------------------
Harry H. Penner, Jr.                        Director                                             March 30, 2001

/s/ Seth Rudnick, M.D.
- --------------------------------------
Seth Rudnick, M.D.                          Director                                             March 30, 2001

/s/ Christopher Wright
- --------------------------------------
Christopher Wright                          Director                                             March 30, 2001

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION OF DOCUMENT
  ---------                         --------------------------------
         3.1(1)   Amended and Restated Certificate of Incorporation.
         3.3(2)   Amended and Restated By-laws of Genaissance Pharmaceuticals, Inc.
         4.1(3)   Form of Common Stock Certificate.
         4.2(3)   Form of Common Stock Purchase Warrant, together with a list of warrant holders.
       10.1*(3)   2000 Amended and Restated Equity Incentive Plan.
      10.1A*(3)   Stock Option Plan.
       10.2*(3)   Employee Stock Purchase Plan 2000.
        10.3(3)   Form of Indemnification Agreement between Genaissance and its directors.
        10.4(3)   Lease Agreement between Genaissance and Science Park Development Corporation dated September 15,
                  1998.
        10.5(3)   Amendment No. 1 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 1, 1999.
        10.6(3)   Amendment No. 2 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 16, 1999.
       10.7*(3)   Genaissance 401(k) Plan.
     10.8(3)(4)   Collaboration Agreement between Genaissance and Telik, Inc. dated February 11, 1998.
        10.9(3)   First Amendment to the Collaboration Agreement between Genaissance and Telik, Inc. dated February
                  11, 1999.
    10.10(3)(4)   License Agreement between Genaissance and Visible Genetics, Inc. dated November 21, 1996.
    10.11(3)(4)   Patent License Amending Agreement between Genaissance and Visible Genetics, Inc. dated March 16,
                  2000.
       10.12(3)   Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated September 15,
                  1998.
       10.13(3)   Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated December 1, 1999.
       10.14(3)   Master Lease Agreement between Genaissance and Finova Technology Finance dated September 1998, and attached Schedules.
       10.15(3)   Letter Agreement with Finova Capital Corporation dated January 24, 2000.
       10.16(3)   Master Equipment Lease Agreement between Genaissance and
                  Oxford Venture Finance dated June 10, 1999, and attached
                  Schedules.
       10.17(3)   Master Lease Agreement between Genaissance and Newcourt Financial USA Inc. dated March 26, 1999, and attached Schedules.
      10.18*(3)   Employment Agreement with Gualberto Ruano dated August 24, 1998.
      10.19*(3)   Employment Agreement with Kevin Rakin dated August 24, 1998.
      10.20*(3)   Employment Agreement with Gerald F. Vovis dated April 15, 1999.
      10.21*(3)   Confidentiality and Non-Competition Agreement with Richard Judson dated November 16, 1999.
    10.22(3)(4)   Strategic Alliance Agreement between Genaissance and Sequenom, Inc. dated as of May 3, 2000.
       10.23(3)   Letter Agreement with Finova Capital Corporation dated June 7, 2000.
       10.24(3)   Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
    10.25(3)(4)   Collaboration Agreement with Gene Logic, Inc. dated June 28, 2000.
       10.26(3)   Second Amended and Restated Registration Rights Agreement with the purchasers of Series A and Series KBL Non-voting Preferred
                  Stock dated March 10, 2000.
       10.27(3)   Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated
                  March 10, 2000.
       10.28(3)   Registration Rights Agreement with purchasers of Series C Preferred Stock dated March 10, 2000.
       10.29(3)   Amendment No. 3 to Lease Agreement between Genaissance and Science Park Development Corporation dated June 1, 2000.
       10.30(3)   Purchase Agreement with Connecticut Innovations, Incorporated dated March 10, 1994.
       10.31(3)   Financing Agreement with Connecticut Innovations, Incorporated dated November 16, 1994.

    EXHIBIT
    NUMBER                              DESCRIPTION OF DOCUMENT
  ---------                         --------------------------------
       10.32(3)   Financing Agreement with Connecticut Innovations, Incorporated dated September 10, 1996.
       10.33(3)   Agreement Concerning Conversion of Convertible Note and Connecticut Presence with Connecticut
                  Innovations, Incorporate dated August 24, 1998.
       10.34(3)   Supplemental Agreement to Agreement Concerning Conversion of
                  Convertible Note and Connecticut Presence with Connecticut
                  Innovations, Incorporated dated November 23, 1999.
       10.35(3)   Letter Agreement with Connecticut Innovations Incorporated dated February 17, 2000.
       10.36(3)   Loan and Security Agreement and Promissory Note with Transamerica Business Credit Corporation dated
                  April 30, 1999.
      10.37*(5)   Employment Agreement with Kenneth B. Kashkin dated September 13, 2000.
      10.38*(6)   Promissory Note with Gualberto Ruano dated August 7, 2000.
      10.39*(7)   Promissory Note with Kevin Rakin dated August 7, 2000.
      10.39*(8)   Promissory Note with Kevin Rakin dated August 1, 2000.
       10.41(4)   Collaboration Agreement with Janssen Research Foundation dated November 22, 2000.  Filed herewith.
          10.42   Third Loan Agreement with Connecticut Innovations, Incorporated dated July 26, 2000.  Filed herewith.
           23.1   Consent of Arthur Andersen LLP.  Filed herewith.
           99.1   Important Factors Regarding Forward-Looking Statements.  Filed herewith.

- ------------------
* Indicates a management contract or compensatory plan.

(1) Filed as Exhibit 3.2 to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(2) Filed as Exhibit 3.4 to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(3) Filed as an exhibit with the same number to Genaissance's Registration Statement on Form S-1 (File No. 333-35314) and incorporated herein by reference.

(4) This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by an asterisk.

(5) Filed as Exhibit 10.3 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(6) Filed as Exhibit 10.1 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(7) Filed as Exhibit 10.2 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(8) Filed as Exhibit 10.4 to Genaissance's quarterly report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.