Form 10-Q
period 2001-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2001-05-15
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001              Commission File No. 000-30981

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

YES /X/                              NO / /

Number of shares outstanding of the registrant's Common Stock as of April 30, 2001:

Common Stock, par value $.001                     22,756,077
shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                      For the Quarter Ended March 31, 2001

                                      INDEX

                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

  Balance Sheets as of December 31, 2000 and March 31, 2001.......................... 1-2

  Statements of Operations for the three months ended March 31, 2001 and 2000........   3

  Statements of Cash Flows for the three months ended March 31, 2001 and 2000........   4

Notes to Unaudited Financial Statements.............................................. 5-6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................................   7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..................   9

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds...................................  11

Item 6(b) - Reports on Form 8-K......................................................  11

Signature............................................................................  12

                          Part 1: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.
                                 Balance Sheets
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             MARCH 31,            DECEMBER 31,
                                                               2001                  2000
                                                            ------------        --------------
                                                             (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.......................         $    74,127          $      69,204
   Marketable securities...........................              21,620                 41,172
   Accounts receivable.............................                  81                    238
   Other current assets............................               2,093                  1,421
                                                            -----------          -------------
         Total current assets......................              97,921                112,035
PROPERTY AND EQUIPMENT, net........................              32,069                 30,725
DEFERRED FINANCING COSTS, net......................                 523                    558
OTHER ASSETS.......................................                 570                    574
                                                            -----------          -------------
         Total assets..............................         $   131,083          $     143,892
                                                            ===========          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt, including amounts
     due to related parties of $52 and $70 at December
     31, 2000 and March 31, 2001, respectively.....         $       846          $         795
   Current portion of capital lease obligations....               5,938                  5,549
   Accounts payable................................               5,032                  5,251
   Accrued expenses................................                 967                  2,111
   Current portion of deferred revenue.............                 206                    206
                                                            -----------          -------------
         Total current liabilities.................              12,989                 13,912
                                                            -----------          -------------
Long-Term Liabilities:
   Long-term debt, including amounts due
     to related parties of $4,752 and $5,061
     at December 31, 2000 and March 31, 2001,
     respectively, less current portion............               5,343                  5,305
   Capital lease obligations, less current portion.              14,420                 15,408
   Deferred revenue................................               2,082                  2,133
   Royalty obligations.............................                 300                    300
   Accrued dividends..............................                1,159                  1,159
                                                            -----------          -------------
         Total long-term liabilities...............              23,304                 24,305
                                                            -----------          -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except share data)

                                                                  MARCH 31,               DECEMBER 31,
                                                                    2001                      2000
                                                               ---------------          ----------------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

STOCKHOLDERS' EQUITY:
   Common stock, 58,000 authorized shares
     at December 31, 2000 and March 31, 2001,
     $.001 par value, 22,687 and 22,756
     shares issued and outstanding at December
     31, 2000 and March 31, 2001.....................                       23                         23
   Additional paid-in capital........................                  218,773                    218,525
   Accumulated deficit...............................                 (124,119)                  (112,927)
   Net unrealized investment gains ..................                      113                         54
                                                               ---------------             --------------
         Total stockholders' equity..................                   94,790                    105,675
                                                               ---------------             --------------
         Total liabilities and stockholders'
           equity....................................          $       131,083             $      143,892
                                                               ===============             ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        2001                2000
                                                        ----                ----
License Revenue................................       $    997     $          63

Operating Expenses:
    Research and development (1)...............          9,877             2,991
    Selling, general and administrative (1)....          2,946             1,346
    Sublicense royalty obligations.............             10               514
    Stock based compensation...................            125             3,632
                                                      --------     -------------
    Total operating expenses...................         12,958             8,483
                                                      --------     -------------

    Loss from operations.......................        (11,961)           (8,420)

Interest income................................          1,538               328
Interest expense...............................          ( 769)             (557)
                                                      --------     -------------

    Net loss...................................        (11,192)           (8,649)

Preferred stock dividends and accretion........              -            (1,609)

Beneficial conversion feature of Series B,
    KBH and C preferred stock..................              -           (50,180)
                                                      --------     --------------
Net loss attributable to common shareholders...       $(11,192)    $     (60,438)
                                                      ========     =============
Net loss per common shareholder, basic
    and diluted................................       $  (0.49)    $     (21.49)
                                                      ========     ============
Weighted average shares used in computing
    net loss per common share..................         22,707             2,812
                                                      ========     =============
Pro forma net loss per share, basic and diluted                    $       (6.37)
                                                                   =============

Pro forma weighted average shares outstanding,
    basic and diluted                                                      9,192
                                                                   =============

(1) Excludes non-cash, stock based
    compensation expense as follows:
    Research and development...................       $     99     $       1,575
    Selling, general and administrative........             26             2,057
                                                      --------     -------------
                                                           125             3,632
                                                      ========     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         2001            2000
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $    (11,192)   $     (8,649)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization............................................            1,938             456
      Loss on disposal of equipment............................................                -              55
      Stock based compensation.................................................              125           3,631
      Non-cash interest expense................................................                -             284
      Warrants issued in exchange for services.................................                -              14
      Changes in assets and liabilities -
         Accounts receivable...................................................              157               -
         Other current assets..................................................             (672)           (157)
         Other assets..........................................................                4             (27)
         Accounts payable......................................................             (219)           (127)
         Accrued expenses......................................................           (1,144)            725
         Deferred revenue......................................................              (51)          2,035
         Due to related party..................................................                -             248
                                                                                    ------------    ------------
               Net cash used in operating activities...........................          (11,054)         (1,512)
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.........................................           (2,158)           (171)
   Proceeds from (investment in) marketable securities.........................           19,611         (11,952)
                                                                                    ------------    ------------
               Net cash provided by (used in) investing activities.............           17,453         (12,123)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock...............................                -          53,946
   Net proceeds from issuance of common stock..................................              122              24
   Repayment of long-term debt, net............................................             (237)           (616)
   Proceeds from long-term debt due to related parties.........................              326             295
   Repayment of capital leases.................................................           (1,687)           (622)
   Deferred offering costs.....................................................                -             (75)
                                                                                    ------------    ------------
               Net cash provided by (used in) financing activities.............           (1,476)         52,952
                                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,923          39,317

CASH AND CASH EQUIVALENTS, beginning of period.................................           69,204           3,666
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period.......................................     $     74,127    $     42,983
                                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Conversion of liabilities into common or preferred stock.................     $          -    $      3,561
      Acquisition of equipment pursuant to capital lease obligations...........            1,089           4,552
      Issuance of warrants in connection with financing agreements.............                -           3,108

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                      For the Quarter Ended March 31, 2001
                      (In thousands, except per share data)


(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is a leader in developing technology for applying population genomics and informatics to improve the development, marketing and prescribing of drugs. We apply population genomics to discover inherited differences, or genomic markers. We use our technology and our clinical development capabilities to identify which of our genomic markers are predictive of how patients respond to marketed drugs. We market our technology and our predictive genomic markers to the pharmaceutical industry as a complete solution for developing "smarter" clinical trials and for improving the sales of approved drugs.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2000 thereto included in our Annual Report on Form 10-K (File No. 333-35314). The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2001, and the results of our operations for the three month periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    EARNINGS PER SHARE AND UNAUDITED PRO FORMA PRESENTATION

       We compute and present net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. For the three months ended March 31, 2001 and 2000, there is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,081 and 14,375 shares of common stock at March 31, 2001 and 2000, respectively.

       Upon the consummation of our initial public offering in August 2000, all of our previously issued preferred stock automatically converted into 12,704 shares of common stock and certain of the outstanding common stock warrants were automatically exercised for 62 shares of common stock.

       The following table sets forth the pro forma net loss per share for the quarter ended March 31, 2000 assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance.

                                                                             2000
                                                                          -----------
       Numerator--
          Net loss applicable to common shareholders                      $   (60,438)
          Preferred stock dividends and accretion                               1,609
          Puttable warrant interest expense                                       284
                                                                          -----------
          Pro forma net loss applicable to common shareholders            $   (58,545)
                                                                          ===========



       Denominator--
          Weighted average common shares                                        2,812
          Weighted average effect of pro forma securities--
              Series A and KBL                                                  2,438
              Series B and KBH                                                  3,547
              Series C                                                            355
              Warrants                                                             40
                                                                          -----------
       Denominator for pro forma basic and diluted calculation                  9,192
                                                                          ===========
       Net loss per share--
          Basic and diluted                                               $    (21.49)
          Pro forma basic and diluted                                           (6.37)

(3)        PREFERRED STOCK

       In February and March 2000, we sold 8,727 shares of Series B and KBH Preferred Stock ("Series B") and 1,539 shares of Series C Redeemable Convertible Preferred Stock ("Series C") for aggregate net proceeds of $53.9 million. All of our shares of preferred stock were automatically converted to common stock upon the consummation of our initial public offering in August 2000.

       In connection with the sale of Series B and Series C during the three months ended March 31, 2000, we recorded a charge to accumulated deficit of $50.2 million. This amount represents the beneficial conversion feature of this stock. This amount was accounted for as a non-cash dividend to these preferred stockholders and a result, increased our paid in capital, net loss applicable to common shareholders and the related net loss per share

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including but not limited to statements about management's expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process and other factors relating to our growth. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in Exhibit 99.1 of our annual report on Form 10-K (File No. 000-30981) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof.

OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of March 31, 2001, we had an accumulated deficit of $124.1 million. The majority of our operating losses have resulted from costs we incurred developing our HAP (TM) Technology and initiating our Mednostics Programs. We expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP (TM) Technology, expand our Mednostics programs and intensify our commercialization activities. To date, our revenues have been primarily from licensing fees from our agreements with Janssen Research Foundation, a Johnson & Johnson Company ("J&J") and Gene Logic, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and government grants. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

License Revenue consists primarily of proceeds received in connection with the licensing of our HAP(TM) Technology, the sublicensing of patents and research grants. Revenue increased to $997,000 in the three months ended March 31, 2001 from $63,000 in the three months ended March 31, 2000. The increase in license revenues is attributable to the commercialization of our HAP (TM) Partnership program and agreements entered into during 2000 with J&J and Gene Logic, Inc. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred for our Mednostics (TM) programs, depreciation and maintenance costs for equipment used for HAP (TM) Marker discovery and HAP (TM) Typing, and facility related costs. We expense our research and development costs as incurred. Research and development expenditures increased to approximately $9.9 million in the three months ended March 31, 2001 from approximately $3.0 million in the three months ended March 31, 2000. The increase in expenditures is primarily attributable to the significant increase in the discovery of HAP (TM) Markers, the initiation of our Mednostics Programs and the expansion of our HAP (TM) Typing process. We expect research and development costs to continue to increase over the next few years as we expand our MEDNOSTICS (TM) studies, increase our database of HAP(TM) Markers, increase the use of our HAP(TM) Typing facility, prosecute our patent applications and continue to invest in ongoing product development and improvements related to our DECOGEN (TM) informatics system.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $2.9 million in the three months ended March 31, 2001 from approximately $1.3 million in the three months ended March 31, 2000. The increase is primarily attributable to an increase in payroll and related costs for business development, public affairs, and administrative personnel to support our continued growth and our expanded business development efforts related to our HAP (TM) Technology and Mednostics (TM) studies. In addition, facility related costs increased as a result of our continued expansion. We expect selling, general and administrative costs to continue to increase over the next few years to support our growth and to expand our business development, marketing and commercialization efforts.

Sublicensing royalty expense represents royalties incurred by us on sublicensing fees received. The decrease in sublicensing royalty expense to $10,000 for the three months ended March 31, 2001 from $514,000 for the same period in 2000 relates primarily to a non refundable cash payment received in the first quarter of 2000 in connection with an amendment to the patent sublicensing agreement. We have elected to recognize this expense as incurred.

Stock based compensation expense relates to options granted to employees and options granted to scientific advisory board members. The accounting for options granted to employees is accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. In addition, a 1996 stock sale between certain officers and a then majority shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of this stock sale. Stock based compensation decreased to approximately $125,000 in the three months ended March 31, 2001 from approximately $3.6 million in the three months ended March 31, 2000. The decrease is primarily due to our decision to vest fully all unvested options previously granted to Scientific Advisory Board Members in March 2000, which resulted in a charge of $1.4 million, and the accounting for the stock sale which resulted in a charge of $2.2 million during the three months ended March 31, 2000.

Interest income results primarily from investing proceeds raised through the issuance of equity securities. Interest income increased to approximately $1.5 million in the three months ended March 31, 2001 from approximately $328,000 in the three months ended March 31, 2000. The increase is the result of our investment of the proceeds raised in connection with our issuance of preferred stock in February and March 2000 and our initial public offering in August 2000.

Interest expense currently reflects capital lease obligations and other long-term debt. Interest expense increased to approximately $769,000 in the three months ended March 31, 2001 from approximately $557,000 in the three months ended March 31, 2000. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support our HAP (TM) Marker discovery and HAP (TM) Typing capacity, as well as costs incurred in connection with the expansion of our facility. This was partially offset by the approximately $200,000 of interest expense recorded in the three months ended March 31, 2000, based on the increase in value of our outstanding puttable warrant.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the private sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through March 31, 2001, we have received aggregate gross proceeds of approximately $162.9 million from issuance of common and preferred stock. In addition, through March 31, 2001, we had received $4.5 million of government grant funding and $5.4 million from license fees, royalties and research contracts. We also have received $25.5 million from capital lease financing and $7.8 million from other loans. The proceeds from capital lease financing and other loans have been used to acquire $38.8 million of property and equipment.

Cash used in operations for the three months ended March 31, 2001 was $11.1 million compared with $1.5 million for the same period in 2000. The cash used in operations for the three months ended March 31, 2001, resulted primarily from a net loss of $11.2 million, an increase of $672,000 in other assets and a decrease of $1.1 million in accrued expenses and $219,000 in accounts payable, partially offset by non-cash charges of $125,000 for stock based compensation expense and $1.9 million of non-cash charges for depreciation and amortization expense.

Cash provided by investing activities for the three months ended March 31, 2001 was $17.5 million compared with cash used of $12.1 million for the same period in 2000. Proceeds from the sale of marketable securities totaled $19.6 million for the three months ended March 31, 2001 while we invested $12.0 million in marketable securities for the three months ended March 31, 2000.

Cash used for financing activities for the three months ended March 31, 2001, was $1.5 million compared with cash provided by financing activities of $53.0 million for the same period in 2000. The primary use of cash from financing activities for the three months ended March 31, 2001 was the repayment of capital lease obligations. We received $54.0 million through issuance of preferred stock during the three months ended March 31, 2000.

On March 31, 2001, cash, cash equivalents and short-term investments totaled $95.7 million compared to approximately $110.4 million at December 31, 2000. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed our initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.5 million. We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for at least 24 months.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

     o  the demand for our HAP (TM) Technology;

     o  the efforts and success of our HAP (TM) Partnership program;

     o  the results of our MEDNOSTICS (TM) programs;

     o the commercialization of intellectual property derived from our Mednostics programs;

     o  the level of competition we face;

     o  our ability to develop, market and license new technology; and

     o  our ability to effectively manage operating expenses.

INCOME TAXES

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. At December 31, 2000, we had available unused net operating loss carryforwards of approximately $43.3 million and $42.9 million which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2001, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109 "Accounting for Income Taxes."

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS No. 133) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our results of operations or financial condition as we hold no derivative financial instruments and we do not engage in hedging activities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of March 31, 2001.

At March 31, 2001, we had aggregate fixed rate debt of approximately $26.5 million, including borrowings outstanding under term loans and capital lease obligations. A 10% change in interest rates would cause a corresponding increase in our annual expense of approximately $265,000.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

CHANGES IN SECURITIES

During the three months ended March 31,2001, we granted options to purchase an aggregate of 57,000 shares of our common stock at a weighted average exercise price of $11.58 per share. During the same period, five individuals exercised options to purchase an aggregate of 67,833 shares of our common stock for an aggregate purchase price of $1.81. The grants and issuances made prior to the filing of our registration statement on Form S-8 on February 9, 2001, were made in reliance upon Rule 701 under the Securities Act of 1933, as amended.

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

                                 GENAISSANCE PHARMACEUTICALS, INC.

Date: May 15, 2001               By: /s/ Kevin L. Rakin
                                   -----------------------------------------
                                   Kevin L. Rakin
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)