Form 10-Q
period 2001-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2001-08-14
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2001                Commission File No. 000-30981



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

YES    X                               NO
   ---------                              ---------

Number of shares outstanding of the registrant's Common Stock as of August 10, 2001:

Common Stock, par value $.001                     22,725,362 shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                       For the Quarter Ended June 30, 2001


                                      INDEX

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

  Balance Sheets as of June 30, 2001 and December 31, 2000................................................ 1-2

  Statements of Operations for the three and six months ended June 30, 2001 and 2000......................   3

  Statements of Cash Flows for the six months ended June 30, 2001 and 2000................................   4

Notes to Unaudited Financial Statements................................................................... 5-6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................................................7-10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................  11

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds........................................................  12

Item  4- Submission of Matters to a Vote of Security Holders..............................................  12

Item 6(b) - Reports on Form 8-K...........................................................................  12

Signature.................................................................................................  13

                          Part 1: Financial Information
Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.
                                 Balance Sheets
                      (In thousands, except per share data)

                                                          JUNE 30,      DECEMBER 31,
                                                            2001           2000
                                                          --------      ------------
                                                        (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents ......................       $ 51,465       $ 69,204
   Marketable securities ..........................         30,599         41,172
   Accounts receivable ............................            130            238
   Other current assets ...........................            903          1,421
                                                          --------       --------

         Total current assets .....................         83,097        112,035
PROPERTY AND EQUIPMENT, net .......................         31,380         30,725
DEFERRED FINANCING COSTS, net .....................            459            558
OTHER ASSETS ......................................            530            574
                                                          --------       --------
         Total assets .............................       $115,466       $143,892
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of long-term debt, including
    amounts due to related parties of $71
    and $52 at June 30, 2001 and
    December 31, 2000, respectively ...............       $    872       $    795
   Current portion of capital lease obligations ...          6,087          5,549
   Accounts payable ...............................          2,951          5,251
   Accrued expenses ...............................          2,010          2,111
   Current portion of deferred revenue ............            206            206
                                                          --------       --------
         Total current liabilities ................         12,126         13,912
                                                          --------       --------

Long-Term Liabilities:
   Long-term debt, including amounts due to
     related parties of $5,082 and $4,752
     at June 30, 2001, and December 31, 2000
     respectively, less current portion ...........          5,154          5,305
   Capital lease obligations, less current portion          12,858         15,408
   Deferred revenue ...............................          2,030          2,133
   Royalty obligations ............................            300            300
   Accrued dividends ..............................          1,159          1,159
                                                          --------       --------
         Total long-term liabilities ..............         21,501         24,305
                                                          --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                      (In thousands, except per share data)


                                                      JUNE 30,       DECEMBER 31,
                                                       2001             2000
                                                      --------       -------------
                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

STOCKHOLDERS' EQUITY:
   Common stock, 58,000 authorized shares,
     $.001 par value, 22,755 and 22,687 shares
     issued and outstanding at June 30, 2001
     and December 31, 2000, respectively .....              23               23
   Additional paid-in capital ................         219,093          218,525
   Accumulated deficit .......................        (137,327)        (112,927)
   Net unrealized investment gains ...........              50               54
                                                     ---------        ---------

         Total stockholders' equity ..........          81,839          105,675
                                                     ---------        ---------

         Total liabilities and stockholders'
           equity ............................       $ 115,466        $ 143,892
                                                     =========        =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                  JUNE 30,                         JUNE 30,
                                                                           ---------------------             ---------------------
                                                                           2001             2000             2001             2000
                                                                           ----             ----             ----             ----
License revenue ...................................................       $  1,069        $     57        $  2,066        $    120

Operating Expenses:
    Research and development (1) ..................................         11,514           4,840          21,391           7,831
    Selling, general and administrative (1) .......................          3,059           1,909           6,005           3,255
    Sublicense royalty obligations ................................              8               1              18             515
    Stock based compensation ......................................            160             715             285           4,347
                                                                          --------        --------        --------        --------
    Total operating expenses ......................................         14,741           7,465          27,699          15,948
                                                                          --------        --------        --------        --------
    Loss from operations ..........................................        (13,672)         (7,408)        (25,633)        (15,828)

Interest income ...................................................          1,105             829           2,643           1,157
Interest expense ..................................................           (642)           (400)         (1,411)           (957)
                                                                          --------        --------        --------        --------

    Net loss ......................................................        (13,209)         (6,979)        (24,401)        (15,628)

Preferred stock dividends and accretion ...........................           --            (3,115)           --            (4,724)

Beneficial conversion feature of Series B,
    KBH and C preferred stock .....................................           --              --              --           (50,180)
                                                                          --------        --------        --------        --------

Net loss attributable to common shareholders ......................       $(13,209)       $(10,094)       $(24,401)       $(70,532)
                                                                          ========        ========        ========        ========

Net loss per common shareholder, basic
    and diluted ...................................................       $   (.58)       $  (3.57)       $  (1.07)       $ (25.05)
                                                                          ========        ========        ========        ========

Weighted average shares used in computing
    net loss per common share .....................................         22,758           2,827          22,772           2,815
                                                                          ========        ========        ========        ========

Pro forma net loss per share,
    basic and diluted .............................................                       $   (.44)                       $  (5.28)
                                                                                          ========                        ========

Pro forma weighted average shares outstanding,
    basic and diluted .............................................                         15,618                          12,390
                                                                                          ========                        ========

(1) Excludes non-cash, stock-based compensation expense as follows:
    Research and development ......................................       $    109        $    233        $    208        $  1,808
    Selling, general and administrative ...........................             51             482              77           2,539
                                                                          --------        --------        --------        --------
                                                                          $    160        $    715        $    285        $  4,347
                                                                          ========        ========        ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     --------------------
                                                                                     2001            2000
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................       $(24,400)       $(15,628)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................          4,035           1,257
      Loss on disposal of equipment .........................................           --                55
      Stock based compensation ..............................................            285           4,347
      Non-cash interest expense .............................................           --               334
      Warrants issued in exchange for services ..............................           --                14
      Changes in assets and liabilities -
         Accounts receivable ................................................            108            --
         Other current assets ...............................................            518            (289)
         Other assets .......................................................             44            (140)
         Accounts payable ...................................................         (2,300)           (110)
         Accrued expenses ...................................................           (101)            409
         Deferred revenue ...................................................           (103)          1,982
         Due to related party ...............................................           --                (6)
                                                                                    --------        --------

               Net cash used in operating activities ........................        (21,914)         (7,775)
                                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................         (3,503)         (2,363)
   (Investment in) proceeds from marketable securities ......................         10,569         (19,129)
                                                                                    --------        --------

               Net cash provided by (used in) investing activities ..........          7,066         (21,492)
                                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock ............................           --            53,925
   Net proceeds from issuance of common stock ...............................            283              73
   Repayment of long-term debt, net .........................................           (439)           (778)
   Proceeds from long-term debt due to related parties, net .................            365           1,841
   Repayment of capital lease obligations ...................................         (3,100)           (950)
   Deferred offering costs ..................................................           --              (485)
                                                                                    --------        --------

               Net cash provided by (used in) financing activities ..........         (2,891)         53,626
                                                                                    --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................        (17,739)         24,359

CASH AND CASH EQUIVALENTS, beginning of period ..............................         69,204           3,666
                                                                                    --------        --------

CASH AND CASH EQUIVALENTS, end of period ....................................       $ 51,465        $ 28,025
                                                                                    ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Conversion of liabilities into common or preferred stock ..............       $   --          $  3,561
      Acquisition of equipment pursuant to capital lease obligations ........          1,089           5,322
      Issuance of warrants in connection with financing agreements ..........           --             3,470

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                       For the Quarter Ended June 30, 2001
                      (In thousands, except per share data)


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

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2000 thereto included in our Annual Report on Form 10-K (File No. 333-30981). The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2001, and the results of our operations for the three-month periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    EARNINGS PER SHARE AND UNAUDITED PRO FORMA PRESENTATION

       We compute and present net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. For the three and six months ended June 30, 2001 and 2000, there is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,157 and 15,666 shares of common stock at June 30, 2001 and 2000.

       Upon the consummation of our initial public offering in August 2000, all of our previously issued preferred stock automatically converted into 12,704 shares of common stock and certain of the outstanding common stock warrants were automatically exercised for 62 shares of common stock.

       The following table sets forth the pro forma net loss per share for the three and six months ended June 30, 2000 assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance.

                                                                      THREE MONTHS        SIX MONTHS
                                                                          ENDED              ENDED
                                                                      JUNE 30, 2000       JUNE 30, 2000
                                                                      -------------       -------------
       Numerator--
          Net loss attributable to common shareholders                 $   (10,094)      $    (70,532)
          Preferred stock dividends and accretion                            3,115              4,724
          Puttable warrant interest expense                                     51                334
                                                                       -----------       ------------
          Pro forma net loss applicable to common shareholders         $    (6,928)      $    (65,474)
                                                                       ============      =============

       Denominator--
          Weighted average common shares                                     2,827              2,815
          Weighted average effect of pro forma securities--
              Series A and KBL                                               2,438              2,438
              Series B and KBH                                               8,727              6,123
              Series C                                                       1,539                949
              Warrants                                                          87                 65
                                                                       -----------       ------------
       Denominator for pro forma basic and diluted calculation              15,618             12,390
                                                                       ===========       ============
       Net loss per share-
          Pro forma net loss per share                                 $     (.44)       $      (5.28)
                                                                       ===========       =============

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

       In connection with the sale of Series B and Series C during the six months ended June 30, 2000, we recorded a charge to accumulated deficit of $50.2 million. This amount represents the beneficial conversion feature of this stock. This amount was accounted for as a non-cash dividend to these preferred stockholders and, as a result, increased our paid in capital, net loss applicable to common shareholders and the related net loss per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including but not limited to statements about management's expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process and other factors relating to our growth. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed in Exhibit 99.1 of our annual report on Form 10-K (File No. 000-30981) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of June 30, 2001, we had an accumulated deficit of $137.3 million. The majority of our operating losses have resulted from costs we incurred developing our HAP-TM-Technology and initiating our Mednostics-TM- Programs. We expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP-TM- Technology, expand our Mednostics-TM- Programs and intensify our commercialization activities. To date, our revenue has been primarily from licensing fees from our agreements with Janssen Research Foundation, a Johnson & Johnson Company ("J&J"), and Gene Logic, Inc. ("GLI"), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

License revenue consists primarily of proceeds received in connection with the licensing of our HAP-TM- Technology, the sublicensing of patents and research grants. Revenue increased to $1.1 million in the three months ended June 30, 2001 from $57,000 in the three months ended June 30, 2000. The increase in license revenue is attributable to the commercialization of our HAP Partnership-TM- program and agreements entered into during 2000 with J&J and GLI. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred for our Mednostics-TM- Programs, depreciation and maintenance costs for equipment used for HAP-TM- Marker discovery and HAP-TM- Typing, and facility related costs. We expense our research and development costs as incurred. Research and development expenditures increased to approximately $11.5 million in the three months ended June 30, 2001 from approximately $4.8 million in the three months ended June 30, 2000. The increase in expenditures is primarily attributable to the significant increase in the discovery of HAP-TM- Markers, the initiation of our Mednostics-TM-Programs and the expansion of our HAP-TM- Typing process. We expect research and development costs to continue to increase over the next few years as we expand our Mednostics-TM- clinical studies, increase our database of HAP-TM- Markers, increase the use of our HAP-TM- Typing facility, prosecute our patent applications and continue to invest in ongoing product development and improvements related to our DECOGEN-TM- informatics system.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $3.1 million in the three months ended June 30,

2001 from approximately $1.9 million in the three months ended June 30, 2000. The increase is primarily attributable to an increase in payroll and related costs for business development, public affairs and administrative personnel to support our continued growth and our expanded business development efforts related to our HAP-TM- Technology and Mednostics-TM- studies. In addition, facility related costs increased as a result of our continued expansion. We expect selling, general and administrative costs to continue to increase over the next few years to support our growth, to expand our business development, marketing and commercialization efforts.

Stock based compensation expense relates to options granted to employees and options granted to scientific advisory board members. The accounting for options granted to employees is accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. In addition, a 1996 stock sale between certain officers and a then majority shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of this stock sale. Stock based compensation decreased to approximately $160,000 in the three months ended June 30, 2001 from approximately $715,000 in the three months ended June 30, 2000. The decrease is primarily due to the accounting for the 1996 stock sale which resulted in a charge of $387,000 during the three months ended June 30, 2000.

Interest income results primarily from investing proceeds raised through the issuance of equity securities. Interest income increased to approximately $1.1 million in the three months ended June 30, 2001 from approximately $829,000 in the three months ended June 30, 2000. The increase is the result of our investment of the proceeds raised in connection with our initial public offering in August 2000.

Interest expense currently reflects capital lease obligations and other long-term debt. Interest expense increased to approximately $642,000 in the three months ended June 30, 2001 from approximately $400,000 in the three months ended June 30, 2000. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support our HAP-TM- Marker discovery and HAP-TM- Typing capacity, as well as costs incurred in connection with the expansion of our facility.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue increased to $2.1 million in the six months ended June 30, 2001 from $120,000 in the six months ended June 30, 2000. The increase in license revenue is attributable to the commercialization of our HAP Partnership-TM-program and agreements entered into during 2000 with J&J and GLI.

Research and development expenses increased to approximately $21.4 million in the six months ended June 30, 2001 from approximately $7.8 million in the six months ended June 30, 2000. The increase in expenses is primarily attributable to the significant increase in the discovery of HAP-TM- Markers, the initiation of our Mednostics-TM- Programs and the expansion of our HAP-TM- Typing process.

Selling, general and administrative expenses increased to approximately $6.0 million in the six months ended June 30, 2001 from approximately $3.3 million in the six months ended June 30, 2000. The increase is primarily attributable to an increase in payroll and related costs for business development, public affairs and administrative personnel to support our continued growth and our expanded business development efforts related to our HAP-TM- Technology and Mednositcs-TM- studies. In addition, facility related costs increased as a result of our continued expansion.

Sublicensing royalty expense represents royalty obligations incurred by us on sublicensing fees received. The decrease in sublicensing royalty expense to $18,000 for the six months ended June 30, 2001 from $515,000 for the same period in 2000 relates primarily to a non-refundable cash payment received in the first quarter of 2000 in connection with an amendment to the patent sublicensing agreement. We have elected to recognize this expense as incurred.

Stock based compensation decreased to approximately $285,000 in the six months ended June 30, 2001 from approximately $4.3 million in the six months ended June 30, 2000. The decrease is primarily due to our decision to vest fully all unvested options previously granted to Scientific Advisory Board Members in March 2000, which resulted in a charge of $1.4 million, and the accounting for the 1996 stock sale which resulted in a charge of $2.6 million during the six months ended June 30, 2000.

Interest income increased to approximately $2.6 million in the six months ended June 30, 2001 from approximately $1.2 million in the six months ended June 30, 2000. The increase is the result of our investment of the proceeds raised in connection with our initial public offering in August 2000.

Interest expense increased to approximately $1.4 million in the six months ended June 30, 2001 from approximately $957,000 in the six months ended June 30, 2000. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support our HAP-TM-Marker discovery, HAP-TM- Typing capacity, as well as costs incurred in connection with the expansion of our facility.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through June 30, 2001, we have received aggregate gross proceeds of approximately $163.1 million from issuances of common and preferred stock. In addition, through June 30, 2001, we had received $4.5 million of government grant funding and $6.5 million from license fees, royalties and research contracts. We also have received $25.5 million from capital lease financing and $7.8 million from other loans. The Company has acquired, through June 30, 2001, $40.2 million of property and equipment. The majority of these assets were financed through capital lease financing and other loans.

Cash used in operations for the six months ended June 30, 2001 was $21.9 million compared with $7.8 million for the same period in 2000. The cash used in operations for the six months ended June 30, 2001, resulted primarily from a net loss of $24.4 million and a $2.3 million decrease in accounts payable, partially offset by $4.3 million of non-cash charges for depreciation and amortization expense and non-cash stock based compensation.

Cash provided by investing activities for the six months ended June 30, 2001 was $7.1 million compared with cash used of $21.5 million for the same period in 2000. Proceeds from the sale of marketable securities totaled $10.6 million for the six months ended June 30, 2001 while we invested $19.1 million in marketable securities for the six months ended June 30, 2000. During the six months ended June 30, 2001, we used $3.5 million of cash for purchases of property and equipment, compared to $2.4 million in the six months ended June 30, 2000.

Cash used for financing activities for the six months ended June 30, 2001, was $2.9 million compared with cash provided by financing activities of $53.6 million for the same period in 2000. The primary use of cash from financing activities for the six months ended June 30,2001 was the repayment of capital lease obligations, whereas we received $54.0 million through issuance of preferred stock during the six months ended June 30, 2000.

On June 30, 2001, cash, cash equivalents and short-term investments totaled $82.1 million compared to approximately $110.4 million at December 31, 2000. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed our initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.5 million. We believe that our existing cash reserves will be sufficient to support our planned operations for at least 21 months.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

o      the demand for our HAP-TM- Technology;

o      the efforts and success of our HAP-TM- Partnership program;

o      the results of our Mednostics-TM-Programs;

o the commercialization of intellectual property derived from our Mednostics-TM- Programs;

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141 and SFAS No. 142 will have no current impact on the Company's financial position or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of June 30, 2001.

At June 30, 2001, we had aggregate fixed rate debt of approximately $25.0 million, including borrowings outstanding under term loans and capital lease obligations. A 10% change in interest rates would cause a corresponding increase in our annual expense of approximately $250,000.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

CHANGES IN SECURITIES

Not applicable

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

In the fiscal quarter ended June 30, 2001, we have used approximately $417,000 of the net proceeds from our initial public offering for working capital purposes.

ITEM 4 - Submission of Matters to a Vote of Security Holders

We held out 2001 Annual Meeting of Stockholders on May 22, 2001. The following matters were voted upon at the Annual Meeting:

PROPOSAL                                                                        FOR           AGAINST/       ABSTAIN
                                                                                              WITHHELD
To elect Mr. Harry H. Penner, Jr. as a Class I director to serve for a three
year term expiring at the 2004 Annual Meeting of Stockholders                   13,050,863        1,826        N/A

To elect Mr. Michael Lytton as a Class I director to serve for a three year
term expiring at the 2004 Annual Meeting of Stockholders                        13,050,863        1,826        N/A

In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting:
Dr. Jurgen Drews, Mr. Kevin Rakin, Mr. Christopher Wright, Dr. Gualberto Ruano and Dr. Seth Rudnick.

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

                                        GENAISSANCE PHARMACEUTICALS, INC.


Date: August 14, 2001                   By: /s/ Kevin L. Rakin
                                           -------------------------------------
                                           Kevin L. Rakin
                                           President and Chief Financial Officer
                                           (Principal Executive and Accounting
                                           Officer)