Form 10-Q
period 2001-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2001-11-14
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001          Commission File No. 000-30981

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

YES [X]                                NO [ ]

Number of shares outstanding of the registrant's Common Stock as of November 8, 2001:

Common Stock, par value $.001                           22,773,796
                                                        shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                    For the Quarter Ended September 30, 2001

                                      INDEX

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheets as of September 30, 2001 and December 31, 2000............................................1-2

Statements of Operations for the three and nine months ended September 30, 2001 and 2000...................3

Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.............................4

Notes to Unaudited Financial Statements..................................................................5-6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..........7-10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................11

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds........................................................12

Item 5 - Other Information................................................................................12

Item 6(b) - Reports on Form 8-K...........................................................................12

Signature.................................................................................................13

                          Part 1: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.
                                 Balance Sheets

                      (In thousands, except per share data)

                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                 2001                    2000
                                                            -----------------       ----------------
                                                             (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents.......................         $        48,572      $           69,204
   Marketable securities...........................                  20,378                  41,172
   Accounts receivable.............................                      40                     238
   Income taxes receivable.........................                   2,574                       -
   Other current assets............................                   2,107                   1,421
                                                            ---------------         ---------------
         Total current assets......................                  73,671                 112,035

PROPERTY AND EQUIPMENT, net........................                  30,526                  30,725

DEFERRED FINANCING COSTS, net......................                     417                     558

OTHER ASSETS.......................................                     530                     574
                                                            ---------------         ---------------
         Total assets..............................         $       105,144         $       143,892
                                                            ===============         ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of long-term debt, including
     amounts due to related parties of $118 and $52
     at September 30,2001 and December 31, 2000,
     respectively..................................         $           800         $           795
   Current portion of capital lease obligations....                   6,585                   5,549
   Accounts payable................................                   3,476                   5,251
   Accrued expenses................................                   3,804                   2,111
   Current portion of deferred revenue.............                     206                     206
                                                            ---------------         ---------------
         Total current liabilities.................                  14,871                  13,912
                                                            ---------------         ---------------
Long-Term Liabilities:
   Long-term debt, including amounts due to related
     parties of $5,024 and $4,752 at September 30,
     2001, and December 31, 2000, respectively,
     less current portion..........................                   5,024                   5,305
   Capital lease obligations, less current portion.                  11,591                  15,408
   Deferred revenue................................                   1,979                   2,133
   Royalty obligations.............................                     300                     300
   Accrued dividends...............................                   1,159                   1,159
                                                            ---------------         ---------------
         Total long-term liabilities...............                  20,053                  24,305
                                                            ---------------         ---------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                      (In thousands, except per share data)

                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                  2001                   2000
                                                            ----------------         -------------
                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

STOCKHOLDERS' EQUITY:
   Common stock, 58,000 authorized shares, $.001
     par value, 22,773 and 22,687 shares issued and
     outstanding at September 30, 2001 and
     December 31, 2000, respectively...............                      23                      23
   Additional paid-in capital......................                 219,194                 218,525
   Accumulated deficit.............................                (149,129)               (112,927)
   Net unrealized investment gains ................                     132                      54
                                                            ---------------         ---------------
         Total stockholders' equity................                  70,220                 105,675
                                                            ---------------         ---------------
         Total liabilities and stockholders'
           equity..................................         $       105,144              $  143,892
                                                            ===============         ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         2001             2000             2001            2000
                                                       --------         --------         --------        ----------
License revenue................................       $  1,083         $      67       $   3,149         $     187

Operating Expenses:
    Research and development (1)...............         12,627             7,813          34,018            15,645
    Selling, general and administrative (1)....          2,896             2,451           8,901             5,706
    Sublicense royalty obligations.............             10                 -              28               515
    Stock based compensation...................             96               754             381             5,101
                                                      --------         ---------       ---------         ---------
    Total operating expenses...................         15,629            11,018          43,328            26,967
                                                      --------         ---------       ---------         ---------
    Loss from operations.......................        (14,546)          (10,951)        (40,179)          (26,780)
Interest income................................            780             1,520           3,423             2,677
Interest expense...............................           (609)             (374)         (2,020)           (1,330)
                                                      --------         ---------       ---------         ---------
    Net loss before income tax benefit.........        (14,375)           (9,805)        (38,776)          (25,433)
Income tax benefit.............................          2,574                 -           2,574                 -
                                                      --------         ---------       ---------         ---------
    Net loss...................................        (11,801)           (9,805)        (36,202)          (25,433)
Preferred stock dividends and accretion........              -            (1,603)              -            (6,327)
Beneficial conversion feature of Series B,
    KBH and C preferred stock..................              -                 -               -           (50,180)
                                                      --------         ---------       ---------         ---------
Net loss attributable to common shareholders...       $(11,801)        $ (11,408)      $ (36,202)        $ (81,940)
                                                      ========         =========       =========         =========
Net loss per common share, basic
    and diluted................................       $   (.52)        $    (.74)      $   (1.59)        $  (11.68)

                                                      ========         =========       =========         =========
Weighted average shares used in computing
    net loss per common share..................         22,773            15,437          22,746             7,013
                                                      ========         =========       =========         =========
Pro forma net loss per share,
    basic and diluted..........................                        $    (.49)                        $   (5.05)
                                                                       =========                         =========
Pro forma weighted average shares outstanding,
    basic and diluted..........................                           19,877                            14,889
                                                                       =========                         =========

(1) Excludes non-cash, stock-based compensation
    expense as follows:
    Research and development...................       $     70         $     659       $     278         $   2,467
    Selling, general and administrative........             26                95             103             2,634
                                                      --------         ---------       ---------         ---------
                                                      $     96         $     754       $     381         $   5,101
                                                      ========         =========       =========         =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                          2001            2000
                                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................................         $(36,202)         $ (25,433)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...........................................................            6,305              2,225
      Loss on disposal of equipment ...........................................................               --                 55
      Stock based compensation ................................................................              381              4,781
      Non-cash interest expense ...............................................................               --                376
      Warrants issued in exchange for services ................................................               --                 14
      Changes in assets and liabilities -
         Accounts receivable ..................................................................              198                 --
         Income tax receivable ................................................................           (2,574)                --
         Other current assets .................................................................             (686)              (715)
         Other assets .........................................................................               44               (485)
         Accounts payable .....................................................................           (1,775)               456
         Accrued expenses .....................................................................            1,692              2,723
         Deferred revenue .....................................................................             (154)             1,929
         Due to related party .................................................................               --                 (6)
                                                                                                        --------          ---------
               Net cash used in operating activities ..........................................          (32,771)           (14,080)
                                                                                                        --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ........................................................           (4,110)            (5,173)
   (Investment in) proceeds from marketable securities ........................................           20,872            (38,346)
                                                                                                        --------          ---------
               Net cash provided by (used in) investing activities ............................           16,762            (43,519)
                                                                                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock ..............................................               --             53,925
   Net proceeds from issuance of common stock .................................................              288                634
   Net proceeds from initial public offering, net of issuance costs ...........................               --             82,040
   Proceeds from long-term debt due to related parties, net ...................................              338              3,055
   Repayment of long-term debt, net ...........................................................             (614)              (947)
   Repayment of capital lease obligations .....................................................           (4,635)            (1,879)
                                                                                                        --------          ---------
               Net cash provided by (used in) financing activities ............................           (4,623)           136,828
                                                                                                        --------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................          (20,632)            79,229

CASH AND CASH EQUIVALENTS, beginning of period ................................................           69,204              3,666
                                                                                                        --------          ---------
CASH AND CASH EQUIVALENTS, end of period ......................................................         $ 48,572          $  82,895
                                                                                                        ========          =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Conversion of liabilities into common or preferred stock ................................         $     --          $   3,561
      Acquisition of equipment pursuant to capital lease obligations ..........................            1,855             18,139
      Issuance of warrants in connection with financing agreements ............................               --              3,320

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                    For the Quarter Ended September 30, 2001
                      (In thousands, except per share data)

(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is seeking to create personalized medicines through the integration of gene variation into drug development. We discover inherited differences, or genomic markers, that exist in human genes. We use our technological capabilities and methods and our clinical development skills to identify which of our genomic markers (haplotypes) are predictive of how patients respond to drugs. We intend to use these predictive genomic markers to create new therapeutic products by reformulating existing drugs and by completing the development of drugs through joint ventures and license agreements. We also market our technology and our predictive genomic markers to the pharmaceutical and biotechnology industries as a means to improve the development, marketing and prescribing of drugs.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2000 thereto included in our Annual Report on Form 10-K (File No. 000-30981). The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2001, and the results of our operations for the three-month and nine-month periods ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    EARNINGS PER SHARE AND UNAUDITED PRO FORMA PRESENTATION

       We compute and present net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. For the three and nine months ended September 30, 2001 and 2000, there is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,238 and 3,047 shares of common stock at September 30, 2001 and 2000.

       Upon the consummation of our initial public offering in August 2000, all of our previously issued preferred stock automatically converted into 12,704 shares of common stock and certain of the outstanding common stock warrants were automatically exercised for 62 shares of common stock.

       The following table sets forth the pro forma net loss per share for the three and nine months ended September 30, 2000 assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance.

                                                                      THREE MONTHS        NINE MONTHS
                                                                          ENDED              ENDED
                                                                    SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
       Numerator--
          Net loss attributable to common shareholders                 $   (11,408)      $    (81,940)
          Preferred stock dividends and accretion                            1,603              6,327
          Puttable warrant interest expense                                     42                376
                                                                       -----------       ------------
          Pro forma net loss applicable to common shareholders         $    (9,763)      $    (75,237)
                                                                       ============      =============
       Denominator--
          Weighted average common shares                                    15,437              7,013
          Weighted average effect of pro forma securities--
              Series A and KBL                                                 848              1,904
              Series B and KBH                                               3,036              5,114
              Series C                                                         535                809
              Warrants                                                          21                 49
                                                                       -----------       ------------
       Denominator for pro forma basic and diluted calculation              19,877             14,889
                                                                       ===========       ============
       Net loss per share-
          Pro forma net loss per share                                 $     (.49)       $      (5.05)
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

       In connection with the sale of shares of Series B and Series C during the nine months ended September 30, 2000, we recorded a charge to accumulated deficit of $50.2 million. This amount represents the beneficial conversion feature of this stock. This amount was accounted for as a non-cash dividend to these preferred stockholders and, as a result, increased our paid in capital, net loss applicable to common shareholders and the related net loss per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties including but not limited to statements about management's expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process and other factors relating to our growth. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed under the heading "Risk Factors" in our registration statement on Form S-3 (File No. 333-71812) filed with the Securities and Exchange Commission on October 18, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of September 30, 2001, we had an accumulated deficit of $149.1 million. The majority of our operating losses have resulted from costs we incurred developing our HAP(TM) Technology and initiating our Mednostics(TM) Programs. We expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP(TM) Technology, and to expand and intensify our commercialization activities. To date, our revenue has been primarily from licensing fees from our agreements with Janssen Research Foundation, a Johnson & Johnson Company (J&J), and Gene Logic, Inc. (GLI), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants. In October 2001, we entered into an agreement with Pfizer, Inc. Revenues from this agreement will be recognized as earned. We expect that it will be several years, if ever, before we generate significant revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

License revenue consists primarily of proceeds received in connection with the licensing of our HAP(TM) Technology and the sublicensing of a patent. Revenue increased to $1.1 million in the three months ended September 30, 2001 from $67,000 in the three months ended September 30, 2000. The increase in license revenue is attributable to the commercialization of our HAP(TM) Partnership program and agreements entered into during 2000 with J&J and GLI. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred for our Mednostics(TM) Programs, depreciation and maintenance costs for equipment used for HAP(TM) Marker discovery and HAP(TM) Typing, and facility related costs. We expense our research and development costs as incurred. Research and development expenses increased to approximately $12.6 million in the three months ended September 30, 2001 from approximately $7.8 million in the three months ended September 30, 2000. The increase in expenses is primarily attributable to the initiation of our Mednostics(TM) Programs, the expansion of our HAP(TM) Typing process and the increase in resources dedicated to supporting and improving our informatics system.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $2.9 million in the three months ended September 30, 2001 from approximately $2.5 million in the three months ended September 30, 2000. The increase is primarily attributable to an increase in payroll and related costs to support our continued growth and our expanded business development efforts related to our HAP(TM) Technology and Mednostics(TM) programs.

Stock based and other non-cash compensation expense relates to options granted to employees and options granted to scientific advisory board members. Stock options granted to employees are accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. In addition, a 1996 stock sale between certain officers and a then majority shareholder required us to record periodic charges, through the date of the initial public offering, based on an increase in the fair value of our common stock to recognize the benefit obtained by us as a result of this stock sale. Stock based compensation decreased to approximately $96,000 in the three months ended September 30, 2001 from approximately $754,000 in the three months ended September 30, 2000. The decrease is primarily due to the accounting for the 1996 stock sale and subsequent related officer loans which resulted in charges of $640,000 during the three months ended September 30, 2000.

Interest income results primarily from investing proceeds raised through the issuance of equity securities. Interest income decreased to approximately $780,000 in the three months ended September 30, 2001 from approximately $1.5 million in the three months ended September 30, 2000. The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2000 as a result of the proceeds from our Series B and C preferred stock closings in February and March 2000, and our initial public offering in August 2000.

Interest expense currently reflects capital lease obligations and other long-term debt. Interest expense increased to approximately $609,000 in the three months ended September 30, 2001 from approximately $374,000 in the three months ended September 30, 2000. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support our HAP(TM) Marker discovery and HAP(TM) Typing capacity, as well as costs incurred in connection with the expansion of our facility.

Income tax benefit of $2.6 million represents a net tax benefit from the State of Connecticut as a result of recent legislation which allows companies to receive cash refunds from the State at a rate of 65% of the incremental research and development credit, in exchange for foregoing carryforward of the research and development tax credit. The net tax benefit recorded reflects the Company's refund claim for incremental research and development credits earned in fiscal 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue increased to $3.1 million in the nine months ended September 30, 2001 from $187,000 in the nine months ended September 30, 2000. The increase in license revenue is attributable to the commercialization of our HAP Partnership program and agreements entered into during 2000 with J&J and GLI.

Research and development expenses increased to approximately $34.0 million in the nine months ended September 30, 2001 from approximately $15.6 million in the nine months ended September 30, 2000. The increase in expenses is primarily attributable to the initiation of our Mednostics(TM) Programs, the expansion of our HAP(TM) Typing process and the increase in resources dedicated to supporting and improving our informatics system.

Selling, general and administrative expenses increased to approximately $8.9 million in the nine months ended September 30, 2001 from approximately $5.7 million in the nine months ended September 30, 2000. The increase is primarily attributable to an increase in payroll and related costs for business development, public affairs and administrative personnel to support our continued growth and our expanded business development efforts related to our HAP(TM) Technology and Mednostics TM programs. In addition, facility related costs increased as a result of our continued expansion.

Sublicensing royalty expense represents royalty obligations incurred by us on sublicensing fees received. The decrease in sublicensing royalty expense to $28,000 for the nine months ended September 30, 2001 from $515,000 for the same period in 2000 relates primarily to a non-refundable cash payment received in the first quarter of 2000 in connection with an amendment to the patent sublicensing agreement. We have elected to recognize this expense as incurred.

Stock based compensation decreased to approximately $381,000 in the nine months ended September 30, 2001 from approximately $5.1 million in the nine months ended September 30, 2000. The decrease is primarily due to our decision to vest fully all unvested options previously granted to scientific advisory board Members in March 2000, which resulted in a charge of $1.4 million, and the accounting for the 1996 stock sale and subsequent related officer loans which resulted in charges of $2.9 million during the nine months ended September 30, 2000.

Interest income increased to approximately $3.4 million in the nine months ended September 30, 2001 from approximately $2.7 million in the nine months ended September 30, 2000. The increase is the result of our investment of the proceeds raised from our initial public offering in August 2000.

Interest expense increased to approximately $2.0 million in the nine months ended September 30, 2001 from approximately $1.3 million in the nine months ended September 30, 2000. The increase is due to additional capital lease and other debt obligations resulting from our significant investment in equipment to support our HAP(TM) Marker discovery, HAP(TM) Typing capacity, as well as costs incurred in connection with the expansion of our facility.

Income tax benefit of $2.6 million represents a net tax benefit from the State of Connecticut as a result of recent legislation which allows companies to receive cash refunds from the State at a rate of 65% of the incremental research and development credit, in exchange for foregoing carryforward of the research and development tax credit. The net tax benefit recorded reflects the Company's refund claim for incremental research and development credits earned in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through September 30, 2001, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through September 30, 2001, we had received $4.5 million of government grant funding and $7.6 million from license fees, royalties and research contracts. We also have received $26.3 million from capital lease financing and $7.8 million from other loans. The Company has acquired, through September 30, 2001, $41.6 million of property and equipment. The majority of these assets were financed through capital lease financing and other loans.

Cash used in operations for the nine months ended September 30, 2001 was $32.8 million compared with $14.1 million for the same period in 2000. The cash used in operations for the nine months ended September 30, 2001, resulted primarily from a net loss of $36.2 million, and a $2.6 million increase in income tax receivable, partially offset by $6.7 million of non-cash charges for depreciation and amortization expense and non-cash stock based compensation.

Cash provided by investing activities for the nine months ended September 30, 2001 was $16.8 million compared with cash used of $43.5 million for the same period in 2000. Proceeds from the sale of marketable securities totaled $20.9 million for the nine months ended September 30, 2001 while we invested $38.3 million in marketable securities for the same period in 2000. During the nine months ended September 30, 2001, we used $4.1 million of cash for purchases of property and equipment, compared to $5.2 million for the same period in 2000.

Cash used for financing activities for the nine months ended September 30, 2001, was $4.6 million compared with cash provided by financing activities of $136.8 million for the same period in 2000. The primary use of cash from financing activities for the nine months ended September 30, 2001 was the repayment of capital lease obligations. During the nine months ended September 30, 2000, we received $136.6 million through the issuance of preferred and common stock.

On September 30, 2001, cash, cash equivalents and short-term investments totaled $69.0 million compared to approximately $110.4 million at December 31, 2000. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. In August 2000, we completed our initial public offering of 6,900,000 shares of common stock at a price of $13.00 per share, for net proceeds of $82.5 million. We believe that our existing cash reserves will be sufficient to support our planned operations for approximately 24 months.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

         o  the demand for our HAP(TM) Technology;

         o  the efforts and success of our HAP(TM) Partnership program;

         o  the results of our Mednostics(TM) Programs;

         o the commercialization of intellectual property derived from our Mednostics(TM) Programs;

         o  the level of competition we face;

         o  our ability to develop, market and license new technology; and

         o  our ability to effectively manage operating expenses.

In October 2001, we received $2.8 million from the sale of our research and development tax credit back to the State of Connecticut.

In October 2001, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which will permit the Company, from time to time, to offer and sell common stock, preferred stock, debt or warrants to purchase common stock, preferred stock or debt, up to a value of $35 million. We cannot assure you that additional funding, if sought, will be available or, even if available, will be available on terms acceptable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

INCOME TAXES

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. At December 31, 2000, we had available unused net operating loss carryforwards of approximately $43.3 million and approximately $42.9 million which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2001, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109 "Accounting for Income Taxes."

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141 and SFAS No. 142, which is required for fiscal years beginning after December 15, 2001, will have no current impact on the Company's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of September 30, 2001.

At September 30, 2001, we had aggregate fixed rate debt of approximately $24.0 million, including borrowings outstanding under term loans and capital lease obligations. A 10% change in interest rates would cause a corresponding increase in our annual expense of approximately $240,000.

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

From the closing of our initial public offering through September 30, 2001, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. We intend to continue to use the proceeds in a similar manner in the future. As of September 30, 2001, $69.0 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

ITEM 5 - OTHER INFORMATION

Kenneth Kashkin, M.D., our Chief Medical Officer, resigned from the Company effective November 1, 2001.

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

                                 GENAISSANCE PHARMACEUTICALS, INC.

Date: November 13, 2001          By: /s/ Kevin L. Rakin
                                   --------------------------------------------
                                   Kevin L. Rakin
                                   President and Chief Financial Officer
                                   (Principal Executive and Accounting Officer)