Form 10-K
period 2001-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2002-03-07
CIK 1110009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NO. 000-30981
                           --------------------------

                       GENAISSANCE PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     06-1338846
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

           FIVE SCIENCE PARK                                   06511
         NEW HAVEN, CONNECTICUT                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 773-1450
                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE
                                         (Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $62,253,905 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 5, 2002.

    Number of shares of the registrant's class of Common Stock outstanding as of March 5, 2002: 22,782,987.

                      Documents Incorporated By Reference:

    Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers which is set forth under "Executive Officers" in Item 1 of Part I of this report) have been omitted from this report, since we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Our goal is to create personalized medicines through the integration of gene variation into drug development. We discover inherited differences, or genomic markers, that exist in human genes. We use our technological capabilities and methods and our clinical genetics development skills to identify the genomic markers that appear to define a patient population that responds best to a medication and has a superior safety profile. We intend to create new therapeutic products for these patient populations by changing the formulation of existing drugs and also by completing the development of drugs through joint ventures and license agreements. In addition, we market our technology and our genomic markers to the pharmaceutical and biotechnology industry as a means to improve the development, marketing and prescribing of drugs.

INDUSTRY OVERVIEW

    The pharmaceutical, biotechnology and healthcare industry faces intense pressure to become more productive and deliver more cost effective healthcare. Two of the pharmaceutical and biotechnology industry's most challenging issues are the high cost and low success rate of developing drugs and the need to differentiate approved drugs in highly competitive markets. At the same time, healthcare providers and payers are spending a growing proportion of their resources on prescription drugs.

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

    According to the Centers for Medicare & Medicaid Services, the cost for prescription drugs in the United States increased from $37.7 billion in 1990 to $100.6 billion in 1999. In addition, during this same period of time, the overall percentage of healthcare costs for prescribed drugs increased from 5.4% to 8.2%. In an attempt to contain the rising cost of drug expenditures, healthcare providers and payers face the difficult task of deciding which drugs should be prescribed to specific patients and are suitable for reimbursement. Healthcare providers make these decisions using medical outcome studies and economic benefit factors but they do not have any knowledge of which individual patients are most likely to benefit from a specific drug, if at all. Thus, healthcare providers and patients would benefit from using drugs that are targeted for a patient population that would have the best drug response and safety profile, and, thus, allow for more appropriate and safer intervention.

    POPULATION GENOMICS

    The medical community generally acknowledges that most drugs work more effectively for some patients than for other patients. The pharmaceutical and biotechnology industry often poorly understands this variability in patient response. Consequently, pharmaceutical and biotechnology companies may unnecessarily discontinue further drug development, fail to obtain regulatory approval for promising drug candidates, or, even if a drug obtains approval, be unable to market an approved drug effectively or to obtain approval for third party reimbursement.

    Scientists have known for a long time that genomic differences influence how patients respond to drugs. However, pharmaceutical and biotechnology companies generally have not considered genomic differences between patients in developing and implementing clinical trials or in the marketing of approved drugs. If, in clinical trials, pharmaceutical and biotechnology companies were able to use genomic markers to identify patient populations that would have different drug responses, they could improve the drug development and marketing process. For example, pharmaceutical and biotechnology companies could use the genomic markers, which are identified in phase I and phase II clinical trials as being predictive of a clinical outcome, to determine the size of the patient population that would likely benefit from the drug under development. They would also know the size of the clinical group needed for a phase III clinical trial to obtain statistically significant data to support the clinical development program. In addition, if pharmaceutical and biotechnology companies could identify the patients most likely to have a side effect, they could more closely monitor these patients or eliminate them from participating in clinical trials and receiving the drug and, hence, increase the safety profile of a drug. The pharmaceutical and biotechnology companies would, therefore, have a better understanding of the cost required to complete the development of a drug and the likely economic return on their investment before proceeding to a phase III clinical trial. In addition, if pharmaceutical and biotechnology companies could use genomic markers to predict a drug response, they would be able to improve the marketing of their drugs by identifying those patient populations for which particular drugs are likely to be most effective with the least likelihood of having an adverse reaction. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the most appropriate and safest medication at the earliest possible time.

    Population genomics is the analysis of genomic variation within groups of people. The genomic blueprint each person inherits from his or her biological parents determines differences, such as height, hair color, and eye color. As scientists better understand variation at the molecular or genomic level, they are more certain that an individual's response to a drug is dependent upon that individual's unique DNA sequence and that more than one gene is probably involved in a drug response. Scientists know that every drug generally interacts, directly and indirectly, with a variety of different proteins produced by different genes. Therefore, in order to predict a specific drug response, scientists must analyze genomic variation in multiple genes.

    A practical approach to understanding why individuals have different responses to the same drug is to define which genomic differences, if any, are responsible for this differential drug response. The genomic differences, which are responsible for defining a specific drug response, can occur in unrelated individuals from different geographic regions. Thus, the patient population, which responds best to a drug with a superior safety profile, is probably defined by a small number of inherited genomic differences and not necessarily by the ethnic population with which a patient is identified.

    Any approach to commercialize the use of population genomics must:

    - take into account that each individual has two versions of every gene;

    - recognize that multiple genes are involved in an individual's response to a drug;

    - measure accurately and efficiently substantial genomic variation between individuals from diverse groups; and

    - identify, with sophisticated software programs, the genomic variation that defines different patient populations with different drug responses.

    SINGLE NUCLEOTIDE POLYMORPHISMS AND HAPLOTYPES

    At the DNA level, genomic variation occurs mainly as a result of variation at a single position in the DNA sequence, commonly referred to as a single nucleotide polymorphism or SNP. Several international efforts have served as the starting point for understanding genomic variation. One is the Human Genome Project whose scientists have made publicly available a rough draft of a sequence of a single composite human genome. This sequence provides a starting point to identify SNPs. Another effort was the SNP Consortium, an industry sponsored initiative that, together with the Human Genome Project, has identified a reference sample of approximately 1.8 million SNPs distributed throughout the human genome. However, geneticists believe that only a small portion of the human genome constitutes gene information. Thus, only a small number of the SNPs that have been identified fall within these gene regions of DNA.

    Geneticists historically studied genetic variation by analyzing the inheritance of traits within an extended family. Classical population geneticists coined the term haplotype to describe the physical organization of genetic variation as it occurs in an individual. The haplotype is the standard for measuring genetic variation. At the molecular level, a haplotype consists of multiple, individual SNPs that are organized into one of the limited number of combinations that actually exists as units of inheritance in humans. Each haplotype contains significantly more information than individual, unorganized SNPs. As a result, clinicians need fewer patients to define a patient population with a different drug response if they use haplotypes rather than individual, unorganized SNPs.

    Haplotypes provide:

    - an accurate measurement of the genomic variation in each individual's two genomes;

    - a practical method of organizing this genomic variation information;

    - an efficient tool for measuring this genomic variation in diverse groups of people; and

    - enough information to allow clinicians to extract statistically accurate data from small populations.

    Both the Human Genome Project and the SNP Consortium have produced basic information for use by academic and industrial researchers. However, these efforts did not:

    - determine how SNPs are organized within a gene to constitute a haplotype;

    - determine the frequency with which SNPs or haplotypes are found in various populations; or

    - create an informatics interface for using this information in a clinical setting.

    Through the use of haplotypes, together with sophisticated software programs, drug developers could identify, with statistical accuracy in a small population of the size commonly seen in phases I and II of clinical trials, the genomic variation that defines different patient populations with different drug responses and, therefore, make better informed decisions on whether or not to enter phase III clinical trials. In addition, defining the patient population with the desired clinical outcome would enable drug developers to improve the marketing of their drugs by identifying those patients for whom particular drugs are likely to have the best safety profile and be most effective. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the appropriate medication at the earliest possible time.

THE GENAISSANCE SOLUTION

    We have developed a combination of technologies and expertise, which we call our HAP-TM- Technology, that allows population genomics to be integrated into the development, marketing and prescribing of new and existing medicines.

    The key components of our HAP Technology are:

    - a database of highly informative, proprietary measures of genomic variation, or haplotypes, which we call HAP-TM- Markers, for pharmaceutically relevant genes;

    - a proprietary informatics system, which we call
      DECOGEN-Registered Trademark-, including unique algorithms, for defining patient populations with different drug responses;

    - a cost effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAP-TM- Typing; and

    - clinical genetics development skills.

    We designed our HAP Technology to permit pharmaceutical and biotechnology companies to use population genomics in a variety of ways for drug development and commercialization.

    DRUG DEVELOPMENT. We designed our HAP Technology to improve the success rate of drugs in clinical trials by:

    - assessing efficiently the genomic variation among the patients involved in a clinical trial, thereby permitting pharmaceutical and biotechnology companies to incorporate genomic variation information into all decisions required during the course of a clinical trial;

    - creating better informed, or "smarter," clinical trials through the design of protocols, which result in the inclusion of those patients most likely to benefit, with a superior safety profile, from the proposed therapeutic product;

    - facilitating earlier "go/no-go" decisions on whether to proceed to the next phase of clinical trial testing, which should result in a more efficient use of clinical resources; and

    - reducing the size and, hence, the cost of late-stage clinical trials by enrolling a group of patients, who are most likely to respond to a drug and are least likely to suffer an adverse reaction.

    DRUG MARKETING AND PRESCRIBING. We also designed our HAP Technology to help maximize the value of an approved drug by:

    - identifying which of our HAP Markers define the patient population with the best response and with a superior safety profile;

    - integrating genomic variation information into marketing strategies to sustain and enhance a market leading position or to address problems such as poor market penetration, competitive pricing issues, safety, risk of therapeutic substitution, and limited patent life; and

    - targeting new markets and obtaining approval for new indications.

    Our HAP Technology could also be useful for improving the drug discovery process through the selection and validation of drug targets. In addition, pharmaceutical and biotechnology companies could incorporate data obtained during clinical trials into the drug discovery process to develop second-generation drugs. If widely adopted, our HAP Technology could enable the healthcare system to personalize treatment based upon an individual's unique genome.

    We are also applying our HAP Technology to identify which of our HAP Markers define patient populations that have the best response, with a superior safety profile, to a marketed drug. To do so, we have created a clinical genetics development group, which consists of the following:

    - physicians experienced in clinical trial development and pathways of disease;

    - clinical operations personnel experienced in the management of large parallel clinical trials;

    - bio-statisticians experienced in the analysis of clinical trial data; and

    - regulatory affairs personnel experienced in global product approval processes.

OUR STRATEGY

    We intend to:

    - make our HAP Technology the industry standard for using genomic variation information throughout the pharmaceutical development, marketing and prescribing process and

    - use our HAP Technology on drugs currently in the market or under clinical development to create new drugs for specific patient populations that are defined by our HAP Markers and respond best to the medication and/or exhibit a superior safety profile.

    The key elements of our strategy include the following:

    COMMERCIALIZE OUR HAP TECHNOLOGY THROUGH OUR HAP-TM- PARTNERSHIP
PROGRAM. We currently have a HAP Partnership program with three pharmaceutical companies and one biotechnology company. In November 2000, we entered into our first partnership program with Janssen Research Foundation, an affiliate of Johnson & Johnson, in which the Janssen Research foundation and the R.W. Johnson Pharmaceutical Research Institute, another member of the Johnson & Johnson family of companies, gained a license to our HAP Technology. In October 2001, we entered into an agreement with Pfizer, Inc., in which Pfizer gained access to a selected group of our HAP Markers. Effective as of November 2001, we entered into an agreement with AstraZeneca UK Limited, in which AstraZeneca gained access to both a selected group of our HAP Markers and our DECOGEN-Registered Trademark- Informatics System for application to one of AstaZeneca's target discovery programs. In December 2001 and in January 2002, we entered into two agreements with Biogen, Inc., to provide Biogen access to a limited group of our HAP Markers for use with drug targets under investigation and to apply our HAP Technology to drugs currently in development, respectively. We are in discussions and negotiations with additional pharmaceutical and biotechnology companies to enter into our HAP Partnership program. Our HAP Partnership program offers access to any or all components of our HAP Technology for application to drug target discovery and validation, drugs in clinical development, and drugs on the market. In return, we seek annual subscription fees and payments for our collaborative contributions to specific drug development or marketing projects and for our HAP Typing services. In addition, we expect license fees, as well as milestone and royalty payments for the commercial use of our HAP Markers.

    COMMERCIALIZE OUR HAP TECHNOLOGY THROUGH THE DEVELOPMENT OF HAP-TM-
DRUGS. We intend to develop a product pipeline of personalized medicines, which we intend to call HAP Drugs, that are approved for specific populations defined by our HAP Markers. Our goal is to use our HAP Technology and our clinical genetics development expertise to create new therapeutic products from drugs that were previously undifferentiated, that had unpredictable side effects, that had a narrow therapeutic application or whose patent had expired. Our process starts with identifying drugs in development or off-patent compounds, which meet these criteria and for which we believe there is a meaningful market opportunity if specific patient populations could be identified with our HAP Markers. We will seek to gain access to patented compounds, which we identify as candidates for our HAP Drug program, through joint ventures and license agreements. We will start the development process by conducting a phase II clinical trial to identify which of our HAP Markers are predictive of safety and efficacy for the candidate HAP Drug or by obtaining blood samples from patients that have experienced a severe adverse reaction with the candidate HAP Drug. We may also formulate the candidate HAP Drug in a manner that enhances further its performance. We will then seek to confirm and validate our findings in a prospective clinical trial. We intend to co-market or to co-develop the HAP Drug with a pharmaceutical company or a specialty pharmaceutical company. Compared to traditional drug development, we believe that selecting compounds that are ready for entry into late phase clinical trials is a rapid, low cost-risk process for developing new therapeutic products. Our first two product candidates are HAP-TM--Clozapine for schizophrenia and HAP-TM--Statin for cholesterol management. Clozapine and statin compounds are the active ingredients in currently marketed drugs that are used to treat disease areas in large markets with multiple approved drugs having significant annual sales.

    DISCOVER AND PATENT HAP MARKERS FOR ALL OF THE PHARMACEUTICALLY RELEVANT GENES AND THEIR ASSOCIATIONS WITH CLINICAL APPLICATIONS. We are seeking to discover and file patent applications on HAP Markers for all of the pharmaceutically relevant genes. We also intend to file patent applications on the associations that we discover between these HAP Markers and specific clinical outcomes, such as drug response, side effects and disease risk.

    CONTINUE TO IMPROVE AND EXPAND OUR DECOGEN-REGISTERED TRADEMARK- INFORMATICS SYSTEM. We are continually expanding the capability of our DECOGEN-REGISTERED TRADEMARK- Informatics System with the goal of establishing it as the industry standard for integrating genomic variation into the pharmaceutical development and marketing process. We believe that our DECOGEN-REGISTERED TRADEMARK- Informatics System is the only platform available that combines sophisticated genomic variation analysis tools with state-of-the-art clinical statistics in an intuitive, graphical user interface.

    INCREASE AWARENESS OF THE IMPACT OF GENE VARIATION ON THE FUTURE PRACTICE OF MEDICINE. We are working with regulatory agencies, legislators, third party payers, the medical community and healthcare consumers to build awareness about the benefits of using genomic variation data in the development, marketing and prescribing of new and existing drugs. Our goal is to establish our HAP Technology as the industry standard in the healthcare field for evidence-based medicine.

OUR COMMERCIAL PROGRAMS

    HAP PARTNERSHIP PROGRAM

    We have developed a program intended to give pharmaceutical and biotechnology companies access to our HAP Technology and our clinical genetics development expertise throughout each phase of drug development and marketing. Potential partners are offered access to our proprietary HAP Markers, our DECOGEN-REGISTERED TRADEMARK- Informatics System, our HAP Typing facility, which we use to measure HAP Markers from individual patient samples, and our clinical genetics development expertise. While we expect to retain all intellectual property rights in HAP Markers discovered during the partnership, we offer our partners an option to obtain multiple exclusive licenses for the use of these HAP Markers for the development of therapeutic and diagnostic products within specified drug classes and for particular disease indications.

    HAP DRUGS

    In our HAP Drug program, we are applying our clinical genetics development expertise and our HAP Technology to drugs currently marketed by third parties. Through joint ventures and license agreements, we also intend to obtain access to and include, in our HAP Drug program, patented drugs that are still under clinical development. We seek to find which of our HAP Markers define patient populations that have the best response to a candidate HAP Drug and/or are least susceptible to side effects and adverse reactions. We choose genes to analyze based upon knowledge of the candidate HAP Drug, the candidate HAP Drug's known or likely target and manner of metabolism, and the disease to be treated. We intend to increase the number of genes we analyze as the cost for HAP Typing decreases. If we fail to define a patient population using HAP Markers for a given gene, we eliminate that gene from further consideration and analyze additional genes. In a prospective study, we will test the ability of the identified HAP Markers to define a patient population with the predicted clinical outcome.

    Our clinical development process consists of an initial discovery phase, in which we obtain blood samples from patients in clinical trials or from individuals who have used a marketed drug, to discover which of our HAP Markers appear to define a patient population with a specific clinical outcome. We expect to enroll approximately 150 patients for treatment with a candidate HAP Drug or obtain blood samples from 40 to 100 individuals who have taken a marketed drug, depending upon whether we seek to define a patient population with the best efficacy profile or best safety profile, respectively. The clinical discovery phase will take from one to one and one-half years, depending on the disease area and the candidate HAP Drug being tested. At the conclusion of this phase, we expect that we will have identified which of our HAP Markers appear to define a patient population with the desired clinical response, such as efficacy or safety of a drug at varying doses as well as disease susceptibility and progression.

    Next, in a clinical development phase, we will then seek to confirm and validate that the identified HAP Markers define a patient population with the desired clinical outcome. We intend to perform prospective clinical trials, in which the identity of a patient's HAP Markers is unknown to the clinical investigators. We intend to enroll 150 to 300 patients for treatment with the candidate HAP Drug. We expect that the clinical development phase will take from one to two years, depending on the disease area and the candidate HAP Drug being tested. At the conclusion of this phase, we expect that we will have produced validated HAP Markers that define a patient population with a specific clinical response. We do not currently expect to manufacture any resulting HAP Drugs and their associated diagnostic products ourselves. Instead, we intend to co-develop and/or to co-market them with pharmaceutical companies and/or specialty pharmaceutical companies.

    HAP-STATIN: STRENGTH TRIALS (STATIN RESPONSE EXAMINED BY GENETIC HAP MARKERS). We are currently applying our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease. This market is highly competitive with multiple approved products seeking to gain increased market share. In 2001, the National Heart, Lung and Blood Institute, an institute of the National Institutes of Health, issued the Third Report of the National Cholesterol Education Program Expert Panel on Detection, Evaluation, and Treatment of High Blood Cholesterol in Adults, which included new guidelines that increase, nearly three-fold to an estimated 36 million people, the number of patients in the United States who need prescription therapy to lower their cholesterol level. Currently, the market is approximately $11 billion worldwide and experts forecast that the market will at least double in size by 2005.

    We are examining five statins in our two prospective STRENGTH clinical trials. The goal of these two trials is to identify which of our HAP Markers define a patient population that has the best therapeutic response to one or more of these statins with a superior safety profile. In April 2001, we began enrollment for the first of our two STRENGTH trials, in which patients were randomized and then enrolled into one of four treatment arms, in which a patient was treated with one of four statins. The four drugs used were atorvastatin (sold by Pfizer, Inc. as Lipitor-Registered Trademark-), cerivastatin (sold by Bayer AG as Baycol-Registered Trademark-), pravastatin (sold by Bristol-Myers Squibb Company as Pravacol-Registered Trademark-), and simvastatin (sold by Merck as Zocor-Registered Trademark-). Following the withdrawal of cerivastatin from the market in August 2001, we discontinued treating all of the patients who were taking this product. In October 2001, we began enrollment in our second STRENGTH trial, in which enrolled patients are receiving lovastatin (sold by Merck as Mevacor-Registered Trademark-). The trial protocol for both STRENGTH trials is to treat each patient for eight weeks with the lowest dose recommended on the drug label followed by then treating each patient for eight weeks with the highest dose recommended on the drug label. At least 149 patients were enrolled into each treatment arm. Enrollment was completed for STRENGTH I in July 2001 with the last patient receiving the last examination in November 2001. Enrollment was completed for STRENGTH II in November 2001 with the last patient anticipated to receive the last examination in March 2002. The data from STRENGTH I are expected to be available in the first quarter of 2002 and from STRENGTH II in the second half of 2002. Based upon the results of our data, we intend to choose a statin, which would not have patent protection, for development as our HAP-Statin.

    HAP-CLOZAPINE: HAP MARKER DISCOVERY STUDY. We intend to initiate a study designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine. Clozapine, which is no longer under patent protection, is a highly effective therapeutic for treating patients with schizophrenia. However, because of the risk of agranulocytosis, the currently approved clozapine products are restricted by their labels to only those patients who have failed to improve after being treated with two other drugs. Also, during the first six months of treatment with clozapine, a patient must undergo weekly blood monitoring, a requirement that results in poor patient compliance. We believe that clozapine's third-line therapy status and the requirement for repeated blood testing are the primary reasons that the market share for all clozapine products is only approximately $350 million in the United States. Currently, the antipsychotic market in the United States is approximately $3.5 billion and experts estimate that the market in the United States could reach $8 billion by 2005.

ASTHMA CLINICAL STUDY

    To demonstrate how the pharmaceutical and biotechnology industry and healthcare providers could use our HAP Technology, we conducted a clinical study to determine whether we could use HAP Markers or SNPs to define an asthma patient population that responded to the drug albuterol (sold by GlaxoSmithKline as Ventolin-Registered Trademark-), a standard treatment for persons with asthma. We conducted the study in collaboration with Dr. Stephen Liggett, our executive medical advisor and a professor of medicine at the University of Cincinnati Medical Center. We examined genomic variation in the target of the drug, the b(2)-adrenergic receptor (b(2)-AR). We determined the sites of variation in a region spanning most of the b(2)-AR gene and then used our DECOGEN-REGISTERED TRADEMARK- Informatics System to organize the SNPs into HAP Markers. We found 13 SNPs in the b(2)-AR gene, which were organized into only 12 HAP Markers out of a theoretical possibility of 8,192 (2(13)) haplotypes. We collapsed the 12 HAP Markers into five major groups using our proprietary methods of population genomics to increase the likelihood of defining a patient population with the desired clinical outcome.

    Dr. Liggett recruited 121 asthmatic individuals for clinical treatment.
Dr. Liggett made a large number of standard pulmonary measurements, after which he treated the patients with albuterol in a controlled setting. Approximately 30 minutes after treatment, Dr. Liggett repeated the pulmonary measurements. The response to the drug differed significantly from patient to patient and the drug was clinically effective in only 40% of these patients as measured by generally accepted clinical criteria. Dr. Liggett and his staff drew blood samples and extracted DNA for HAP Typing of the b(2)-AR gene. We did the HAP Typing and entered the clinical information and the results from HAP Typing into our DECOGEN-REGISTERED TRADEMARK- Informatics System. The search engine of our DECOGEN-REGISTERED TRADEMARK- Informatics System analyzed the data for identifying combinations of HAP Markers as well as individual SNPs that appeared to be predictive of a patient's response to albuterol.

    Our DECOGEN-REGISTERED TRADEMARK- Informatics System identified specific pairs of HAP Markers in the b( 2)-AR receptor gene that were carried by patients that exhibited a positive drug response and specific pairs of HAP Markers that were carried by patients that exhibited a poor drug response. By contrast, no individual SNP was found to have such predictive power in this study. This study, which was similar in sample size used for a phase II clinical trial, showed that a patient's response to albuterol correlated, in a statistically significant manner, with specific HAP Markers. We filed a patent application on the finding and published a more detailed description of this study in a peer reviewed scientific journal in September 2000.

OUR TECHNOLOGY

    OVERVIEW

    Our process for discovering HAP Markers eliminates the need, which is inherent in family-based approaches, to find and then test large numbers of families or related individuals to determine genomic variation. Initially, we discover individual SNPs by high-throughput sequencing of DNA samples of unrelated and related individuals that are representative of the individuals who constitute the major pharmaceutical markets of the world. We use our proprietary algorithms to organize the SNPs into HAP Markers. Using these algorithms, we find that the number of actual HAP Markers per gene is significantly less than the theoretically large number of ways in which SNPs could be organized.

    Our DECOGEN-REGISTERED TRADEMARK- Informatics System contains a number of components. Our HAP-TM- Database contains our HAP Markers, including information about their sequence, frequency and distribution. Our
DECOGEN-REGISTERED TRADEMARK- Informatics System also contains a proprietary collection of algorithms and a search engine that correlates a patient's HAP Markers with a particular response to a drug. Using our DECOGEN-REGISTERED TRADEMARK- Informatics System, we can determine with statistical accuracy the correlation between HAP Markers and drug response in a small population of the size commonly seen in phase I and phase II of a clinical trial.

    HAP Typing is our process for measuring which HAP Marker pairs are present in a patient's DNA sample. Our HAP Typing facility uses proprietary software, robotics and Sequenom's MassARRAY-TM- platform to determine, on a high-throughput basis, which two HAP Markers for a gene are present in a patient's DNA sample. We integrate the resulting data into our DECOGEN-REGISTERED TRADEMARK- Informatics System to search for a correlation with a patient's drug response.

    The following outlines the components of our HAP Technology and how we use our HAP Technology to define a patient population with a specific drug response.

    GENE SELECTION

    Our goal is to discover HAP Markers for all of the pharmaceutically relevant genes. We prioritize these genes for HAP Marker discovery based upon the needs of our HAP Partnership program members and our HAP Drug program. We obtain genomic information relevant for gene selection from publicly available sources, such as the Human Genome Project, and from proprietary databases. We are discovering HAP Markers for genes that:

    - are, or will likely become, drug targets;

    - are associated with drug target pathways;

    - are involved in how drugs modify cell communication or regulate other genes; and

    - are involved in the metabolic process by which the body absorbs a drug and breaks it down.

    INDEX REPOSITORY

    We use our Index Repository, a collection of diverse DNA samples, to discover the SNPs that are present in genes. We designed our Index Repository to:

    - contain genomic information that would be representative of the people who constitute the major pharmaceutical markets of the world;

    - aid in the quality control analysis of the SNPs we discover; and

    - facilitate the organization of SNPs into HAP Markers.

    To build our Index Repository, we recruited nearly 500 individuals whose parents and grandparents came from specified geographical regions. We obtained personal information from each individual, including sex, date of birth, and general medical information, as well as a detailed family history and drew blood samples so that we could create continually multiplying cells from the white cells present in the blood. The resulting cells, called permanent cell lines, provide us with a supply of DNA from which to discover SNPs. We store frozen samples of each cell line at multiple locations to ensure that all of these cell lines are available in the future. To supply sufficient DNA for the production process, we routinely grow the cell lines in our cell culture facility. We employ quality control procedures that permit each DNA sample to be unambiguously matched to its corresponding cell line. We store all of the information about a cell line in our proprietary HAP Database that is a component of our DECOGEN-REGISTERED TRADEMARK- Informatics System.

    DISCOVERING SNPS

    We use a subset of our Index Repository to discover SNPs. We employed principles of population statistics to determine the minimum number of unrelated individuals that we needed to have a 99% probability of detecting a SNP or HAP Marker that occurs:

    - in at least 5% of the general population or

    - in at least 10% of a population from a specific geographical region.

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

    We sequence 93 individual, human DNA samples, or 186 individual genomes, from our Index Repository in the following genomic regions for each selected gene:

    - the region responsible for controlling when a gene is active, the control region;

    - the regions containing coding information that is found in the protein product of the gene, the coding regions;

    - the boundaries between the genomic regions containing coding information and those interspersed regions that do not contain coding information, the non-coding regions; and

    - the region at the end of a gene immediately after the last region containing coding information.

    Our sequencing process is highly automated, from picking the regions to be sequenced through loading the samples onto one of our sequencing machines. We designed the process in a modular fashion so that we can easily update procedures with improved technology without the need to shut down the entire production process. We operate our sequencing facility 24 hours a day, seven days a week and have 59 ABI
Prism-Registered Trademark- 3700 capillary sequencers, manufactured by Applied Biosystems, a division of Applera Corporation.

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

    Our computerized process assigns a confidence value to each HAP Marker we discover. If the HAP Markers we discover for a gene fall below a defined confidence level, we subdivide the gene into regions. We reexamine each region until we identify HAP Markers that meet our acceptance level. We then enter each HAP Marker into our proprietary HAP Database. We also enter other relevant population information, such as the distribution and frequency of each HAP Marker among people from different geographical regions. We also include, in our HAP Database, other genomic markers that others have identified and are available in public databases.

    As of February 15, 2002, we had processed in excess of 5,300 pharmaceutically relevant genes through our production process and deposited their HAP Markers and associated information into our HAP Database. All of the nearly 500 current drug targets, with identified genomic structure, have gone through our production process. We intend to use some of our sequencing capacity to examine certain genes in more than 93 individuals in order to obtain additional population variability information for specialized applications, such as the identification of HAP Markers for the human genes that are involved in the adsorption, deposition, metabolism and excretion of drugs. We also intend to use some of our sequencing capacity to examine genes in specific populations with and without a defined drug response in order to identify predictive HAP Markers for the specified drug response. To date, we have found an average of approximately 15 SNPs per gene. There are generally two possible forms of a SNP that are found at a site of genomic variation. Therefore, these 15 SNPs could theoretically be organized into 2(15) or 32,768 potential HAP Markers. Using our proprietary algorithms, we found that these SNPs are organized into an average of only approximately 18 HAP Markers per gene.

    THE DECOGEN-REGISTERED TRADEMARK- INFORMATICS SYSTEM

    We have constructed a proprietary informatics system, called DECOGEN-REGISTERED TRADEMARK-(), which contains the proprietary database of population information for our Index Repository and our proprietary HAP Database of HAP Markers. These databases can accommodate information from a variety of populations, including individuals suffering from a specific disease and patients in clinical trials, as well as associated data such as detailed medical histories, including responses to drugs. The portal to these databases is the DECOGEN-REGISTERED TRADEMARK- Informatics System's search engine, which we designed with an intuitive, graphical user interface so that drug development clinicians can easily manage their data to find a correlation between HAP Markers and a drug response.

    We have constructed the graphical interface to display a series of views that contain information, beginning with a summary and extending down into details. For example, in each project, we define a set of candidate genes for use in the clinical study. This collection of genes can generally be organized into a series of biochemical pathways, which we graphically display in our DECOGEN-REGISTERED TRADEMARK- Informatics System. The user can point and click on any gene in the pathway and obtain detailed information about that gene. One view provides information on the structure of a gene and the physical location of the SNPs, along with the limited number of ways in which these SNPs are organized into HAP Markers. This view also displays the frequency of each HAP Marker in the different sub-populations. With another view, a user can see the HAP Markers for individual patients in a clinical trial alongside of their demographic and clinical data.

    Our DECOGEN-REGISTERED TRADEMARK- Informatics System provides more detailed views for experts in various areas. For example, population genomic data are available at the click of a mouse. We also provide views that show the statistics behind any correlation found between HAP Markers and a drug response. Our DECOGEN-REGISTERED TRADEMARK- Informatics System can use either qualitative or quantitative clinical measurements as a clinical endpoint to search for a correlation with our HAP Markers. Our DECOGEN-REGISTERED TRADEMARK- Informatics System has the ability to exchange information with standard software packages used in the pharmaceutical industry.

    Additional tools are available in our DECOGEN-REGISTERED TRADEMARK-Informatics System to help in the design and operation of clinical trials. To avoid introducing a bias, clinicians take into account factors such as age and sex when they randomize patients between the drug and placebo arms of a clinical trial. Clinicians can use our HAP Markers to compare the genomic background of the patients in the two arms of a clinical trial. This function allows the clinician to determine retrospectively whether the two patient populations were genetically comparable. Clinicians can also use this function to match patients for assignment to the two arms of a trial to ensure that the genomic backgrounds are comparable.

    HAP TYPING

    We use the term HAP Typing to describe the process of determining which HAP Marker is present for each of the two versions of each gene in a patient's clinical sample. The first step in searching for a clinical correlation is to do HAP Typing on the clinical samples we receive from a HAP Partnership program member or obtain for a HAP Drug program. Because of the information content in our HAP Markers, we can detect a correlation between a HAP Marker and a drug response with statistical accuracy in a small population, such as is used in phase II clinical trials. Other companies propose using numerous, unorganized SNPs to detect a correlation. Our analysis of the genes, which we have examined, demonstrated that, in general, haplotypes have more predictive power than do individual SNPs. In addition, our analysis showed that one would obtain a significant number of spurious correlations if one uses individual, unorganized SNPs. Thus, if clinicians use individual SNPs as genomic markers, they would need a large number of patients, similar to what pharmaceutical companies generally use in phase III trials, to find a correlation with similar statistical accuracy.

    Our DECOGEN-REGISTERED TRADEMARK- Informatics System contains a proprietary computational tool that facilitates the use of HAP Markers for HAP Typing. Our SNP discovery process identifies the positions of variation within a gene. Thus, we examine only these variable positions in a clinical sample. Our proprietary algorithms determine the minimal number and combination of variable sites, which we must analyze in order to identify, with high confidence, the two HAP Markers that are present for each gene in a clinical sample of DNA. This proprietary tool exploits an established genetic principle. That is, the presence of a given form of genomic variation at one position can be highly predictive of the form of genomic variation present at another site in a gene. This predictability reduces the complexity of the information needed to identify a HAP Marker in a genomic sample. We can determine this predictability, however, only if we already know the haplotype or the organization of SNPs in a gene. Our HAP Markers contain this needed information.

    We use our HAP Typing capabilities to support our HAP Partnership program members and our HAP Drug program and to obtain additional population information for certain HAP Markers. We have a customized 8,000 square foot facility, dedicated to HAP Typing, which became registered in December 2001 under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) when we submitted our application to the Connecticut Department of Public Health. During the second quarter of 2002, we anticipate that inspectors will visit our facility to determine whether the facility is CLIA compliant. We designed this facility to handle initially at least three million genomic tests per year. We have adopted Sequenom's MassARRAY high-throughput technology to do our HAP Typing. We expect additional shifts of technicians and MassARRAY systems to increase the capacity to at least 18 million genomic tests per year. We have developed genomic tests for a number of our HAP Markers and have used these tests for clinical studies with one of our HAP Partnership program members and in our STRENGTH trials.

OUR COLLABORATIONS

    To date, we have entered into the following licenses and collaborations:

    INTEC WEB & GENOME INFORMATICS

    Effective February 4, 2002, we entered into a two-year agreement with Intec Web and Genome Informatics Corporation, referred to as Intec W&G, in which we appointed Intec W&G as a non-exclusive, authorized sales representative with responsibility for the Japanese market. We agreed to pay Intec W&G a fixed commission on all payments, excluding royalties, we receive from agreements concluded through Intec W&G with Japanese companies.

    BIOGEN

    Effective December 21, 2001, we entered into an agreement with Biogen, Inc., in which Biogen gained non-exclusive access to selected HAP Markers from our HAP Database solely for research and development purposes. We receive payments based upon the HAP Markers that Biogen selects.

    Effective January 31, 2002, we entered into a second agreement with Biogen, Inc., in which we are applying our HAP Technology to a study of the pharmacogenetic basis of variability in response to a biologic that Biogen is developing as a therapeutic product. We granted Biogen an exclusive, fee-bearing license to use our HAP Markers, which are shown to be predictive of response to this biologic, to develop diagnostic tests for use in connection with marketing this therapeutic product. We also granted Biogen an exclusive option, for a limited time, to acquire an exclusive license to use particular HAP Markers for developing and commercializing other products. Biogen agreed to pay us a non-refundable initial fee, research funding and milestone payments based upon the achievement of predetermined goals, as well as payments for the commercial use of our HAP Markers in conjunction with the sale of the therapeutic product. The agreement will automatically terminate after a defined period of years. Biogen received certain early termination rights and either party may terminate the agreement early if the other party breaches the agreement.

    ASTRAZENECA

    Effective November 29, 2001, we entered into an agreement with AstraZeneca UK Limited, in which AstraZeneca gained limited access to our HAP Technology to investigate associations between our HAP Markers and disease susceptibility, in exchange for a specified fee. We granted AstraZeneca an exclusive license to use certain HAP Markers that are shown to have a predictive association with a disease, for discovering, developing, manufacturing, marketing and selling drugs. We also granted AstraZeneca a co-exclusive license, with us, to use the predictive HAP Markers for discovering, developing, manufacturing, marketing and selling prognostic products intended for use in connection with the sale or prescription of AstraZeneca drugs. AstraZeneca granted us the option to obtain licenses under its intellectual property for making, using, marketing and selling prognostic and diagnostic products that detect these predictive HAP Markers.

    PFIZER

    Effective August 31, 2001, we entered into a one-year agreement with Pfizer, Inc., in which Pfizer gained non-exclusive access to selected data from our HAP Database. We receive payments based upon the HAP Markers that Pfizer selects.

    JANSSEN RESEARCH FOUNDATION, A JOHNSON & JOHNSON COMPANY

    Effective November 22, 2000, we entered into a multi-year collaboration agreement with Janssen Research Foundation, referred to as JRF, under which we have granted JRF a non-exclusive license to our HAP Technology in exchange for the payment of annual subscription fees and other fees described below. We have installed our DECOGEN-REGISTERED TRADEMARK- Informatics System at The R.W. Johnson Pharmaceutical Research Institute, a member of the Johnson & Johnson family of companies. We are collaborating with JRF in research projects to identify HAP Markers associated with a patient's response to certain JRF drugs and with disease susceptibility and progression. For each of the first two years of the agreement, we will receive a minimum fee for providing HAP Typing services and an additional payment for any services provided beyond the minimum commitment. In addition, JRF has the option to acquire an exclusive license for HAP Markers that are shown to have a predictive association in a research project in exchange for product license fees, milestone and royalty payments. For the first three research projects, we have defined product license fees, milestone and royalty payments for drug and diagnostic products that result from these research projects. The agreement will automatically terminate after a defined period of time unless JRF elects to exercise its option to terminate at a specified date. Either party may terminate the agreement early if the other party breaches the agreement.

    GENE LOGIC

    Effective June 28, 2000, as amended in December 2001, we entered into a collaboration agreement with Gene Logic, Inc., under which we have licensed their gene expression databases on a non-exclusive, perpetual, royalty-free basis, in exchange for the payment by us of annual access fees. Gene Logic has licensed from us on a non-exclusive, perpetual, royalty-free basis certain of our SNP data in exchange for their payment to us of annual access fees. Gene Logic will use our SNP data to indicate, in their gene expression databases, the amount of genomic variability that we found in certain genes. We will use their gene expression information to indicate, in our HAP Database, the expression level that Gene Logic observed for a gene in different tissues under different circumstances. We will also use their data to help select genes for analysis in our HAP Drug program. Furthermore, Gene Logic will analyze the level of gene expression in various samples, which we will provide to them during the term of the agreement. Either party may terminate the agreement early if the other party breaches the agreement. Unless extended, the agreement expires on December 31, 2002.

    SEQUENOM

    Effective May 28, 2000, we entered into a three-year collaboration agreement with Sequenom, Inc., under which we have committed to use Sequenom's MassARRAY system as our exclusive equipment platform for high-throughput SNP analysis in our HAP Typing facility. In return, Sequenom will provide equipment and supplies, as well as ongoing access to information about new technology and products in development by Sequenom, so that we can adapt such new technologies and products for use at our HAP Typing facility in the shortest possible time. In addition, we have the option to be a test site for these new technologies and products. The agreement requires us to purchase a minimum number of MassARRAY systems and allows for predetermined pricing of consumables. The agreement will automatically terminate after three years, but either party may terminate the agreement early if the other party breaches the agreement or if the terminating party is able to meet certain criteria.

    VISIBLE GENETICS

    Effective November 21, 1996, we granted to Visible Genetics, Inc. a worldwide, exclusive sublicense to our patented technology relating to the coupled amplification and sequencing, or CAS, of DNA for diagnostic use. This technology is licensed to us and is not part of our HAP Technology. Under the terms of the agreement, Visible Genetics paid us a one-time licensing fee and continues to pay us royalties based on global sales of products using the licensed technology. Visible Genetics incorporated the CAS technology in its TruGene-TM- HIV diagnostic kit, which they designed to perform pharmacogenomic analysis of HIV and to customize HIV and AIDS therapy for particular patient sub-groups. The FDA granted market clearance for the TruGene HIV diagnostic kit on September 26, 2001. In March 2000, we amended the agreement to, among other things, reduce the amount of royalties payable under the agreement and expand the field of the license to the research products market. In return for the reduction of royalties and broadening of the field, Visible Genetics paid us an additional one-time fee of $2 million. The term of the agreement extends until the last of the patents covered by the agreement expires. Either party may terminate the agreement early if the other party breaches the agreement, and we can terminate the agreement early if Visible Genetics fails to make any payments.

INTELLECTUAL PROPERTY

    We are pursuing an active program of intellectual property development and acquisition. In particular, we have developed a system to file patent applications rapidly on the discoveries from our HAP Technology. We rely on patents, trade secrets, non-disclosure agreements, copyrights and trademarks to protect our proprietary technologies and information. In addition, our goal is to license to third parties certain components of our intellectual property that are peripheral to our core products and services.

    As of February 15, 2002, our patent portfolio included a total of six issued patents, which we own or for which we are the exclusive licensee. Our pending patent applications include those for:

    - HAP Markers for pharmaceutically important genes;

    - correlations between specific HAP Markers and response to albuterol and statins;

    - components of our DECOGEN-REGISTERED TRADEMARK- Informatics System, including the process for assembling HAP Markers and for determining clinical associations;

    - our approach for developing HAP Drugs; and

    - processes for integrating personalized medicines into the healthcare system.

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

COMPETITION

    There is significant competition among entities attempting to use genomic variation data and informatics tools to develop and market new and existing medicines. We expect the intensity of the competition to increase. We face, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, both in the United States and abroad. Several entities are attempting to identify and assemble SNP and haplotype databases for use as a measure of genomic variation. These databases are based on various technologies and approaches, including the sequencing of either cDNA or genomic DNA and a genome-wide approach or a candidate gene approach. In addition, some of these entities are providing or intend to provide informatics tools for integrating the use of SNPs and haplotypes into the drug development process. These entities include, among others, Celera Genomics Group, Incyte Genomics, Inc., National Human Genome Research Institute, Perlegen Sciences and Variagenics, Inc. In addition, numerous pharmaceutical companies are developing internal capabilities for identifying and utilizing gene variation data. In order to compete successfully against existing and future entities, we must demonstrate the value of our HAP Technology and that our informatics technologies and capabilities are superior to those of our competitors. Many of our competitors have greater resources, gene variation discovery capabilities and informatics development capabilities than we do. Therefore, our competitors may succeed in identifying gene variation and applying for patent protection more rapidly than we do.

    We expect that our ability to compete will be based on a number of factors, including:

    - the speed with which we can identify HAP Markers and develop the next generation of our DECOGEN-Registered Trademark- Informatics System;

    - our ability and the ability of our partners to develop and commercialize therapeutic and diagnostic products based upon our HAP Technology;

    - our ability to attract partners;

    - our ability to attract and retain qualified personnel;

    - our ability to obtain patent protection for our HAP Technology and HAP Drugs; and

    - our ability to secure sufficient resources to fund our HAP Drug program.

GOVERNMENT REGULATION

    Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product that our partners or we develop. Various federal and, in some cases, state statutes and regulations govern or influence the development, manufacturing, safety, labeling, storage, record keeping and marketing of human therapeutic and diagnostic products. The extent to which these regulations may apply to our partners or us will vary depending on the nature of the product. Currently, the U.S. Food and Drug Administration, referred to as the FDA, does not require companies seeking product approvals to provide data regarding the correlation between therapeutic response and genomic variation.

    Virtually all of the pharmaceutical products developed by our partners or us will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA and similar health authorities in foreign countries will impose on these products an extensive regulatory review process before they can be marketed. This regulatory process typically involves, among other requirements, preclinical studies, clinical trials, and often post-marketing surveillance of each compound. This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing clearance could delay the commercialization of any therapeutic or diagnostic products developed by our partners, impose costly procedures on our partners' activities, diminish any competitive advantages that our partners may attain and lessen our potential royalties. Any products our partners or we develop may not receive regulatory approval in a timely fashion or at all.

    The FDA regulates human therapeutic and diagnostic products in one of three broad categories: drugs, biologics, or medical devices. Products developed using our HAP Technology could potentially fall into any of these three categories.

    The FDA generally requires the following steps for pre-market approval of a new drug or biologic product:

    - preclinical laboratory and animal tests;

    - submission to the FDA of an investigational new drug application, which must become effective before clinical trials may begin;

    - adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

    - submission to the FDA of a new drug application, or NDA, if the FDA classifies the product as a new drug, or a biologic license application, or BLA, if the FDA classifies the product as a biologic; and

    - FDA review of the NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses.

    The FDA classifies medical devices, which include diagnostic products, as class I, class II or class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, premarket notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices. It is impossible to say at this time, which of these categories, will apply to any diagnostic product incorporating our HAP Technology.

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

    Even if regulatory clearance is obtained, a marketed product and its manufacturer are both subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, which could reduce our revenue sources and hurt our financial results. Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing approval or in manufacturing practices or manufacturing requirements, may result in various adverse consequences to us, including:

    - the FDA's delay in granting marketing clearance or refusal to grant marketing clearance of a product;

    - withdrawal of a product from the market; or

    - the imposition of civil or criminal penalties against the manufacturer and holder of the marketing clearance.

    Generally, similar regulatory requirements apply to products intended for marketing outside the United States.

    We use clinical samples of blood from individuals in developing our Index Repository and in our HAP Drug program. In some cases, a CRO, with which we have a contract, collects these blood samples, plus personal and medical information about each individual. In other cases, we collect blood samples, plus personal and medical information without the assistance of a CRO. Our CRO prepares, subject to our approval, the sample collection protocol and the patient informed consent form, as well as identifying the clinical laboratories, which collect the samples. The individual clinical sites recruit the patients for each clinical study and, following the study protocol, explain and obtain the signed and witnessed informed consent documents from each patient. The informed consent form includes the patient's authorization to use the patient's blood sample and data derived from it for developing commercial products. Our contract with the CRO requires an independent institutional review board to approve the study protocol, the patient informed consent form, and the transmission of the samples to us. Either we do not know the identity or we have in place procedures to maintain the confidentiality of any of the individuals from whom we receive clinical samples. We believe that these procedures comply with all applicable federal, state, and institutional regulations.

    While the FDA does not currently regulate our HAP Typing facility, CLIA defines standards that constitute good clinical laboratory practice. Although this is a federal law, each state is responsible for administering the statute. In December 2001, we submitted our CLIA application to the Connecticut Department of Public Health. As a result, our facility is now a molecular diagnostics laboratory registered under CLIA. With CLIA registration, our HAP Typing facility can now report patient specific test results in support of diagnostic, therapeutic or medical interventions. Inspectors from the Connecticut Department of Health are scheduled to inspect our HAP Typing facility for the first time during the second quarter of 2002. We cannot predict whether we will pass this inspection. After the first inspection, which we scheduled in cooperation with the inspectors, subsequent inspections are unannounced. In addition to this inspection, auditors from the New York State Department of Health will be invited to inspect our HAP Typing facility. Experts consider this agency to have formulated the most comprehensive standards for defining what constitutes good laboratory practices.

HUMAN RESOURCES

    As of February 15, 2002, we had 159 full-time employees, 117 of whom were engaged in research and development activities, 12 of whom were engaged in clinical development activities, 9 of whom were engaged in business development, and 21 of whom conducted general and administrative functions. Of the 117 employees engaged in research and development, 56 were engaged in informatics, 54 were engaged in industrial genomics, and 7 were engaged in intellectual property. Forty-two of our employees hold Ph.D. or M.D. degrees, and 25 hold other advanced degrees.

    None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A. EXECUTIVE OFFICERS

    Set forth below is certain information regarding our current executive officers, including their respective ages as of February 15, 2002:

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
Gualberto Ruano, M.D., Ph.D.......     42      Chief Executive Officer and
                                               Director
Kevin Rakin.......................     41      President, Chief Financial Officer
                                               and Director
Gerald F. Vovis, Ph.D.............     59      Senior Vice President, Chief
                                               Technology Officer
Richard S. Judson, Ph.D...........     43      Senior Vice President of
                                               Informatics

    GUALBERTO RUANO, M.D., PH.D. Dr. Ruano co-founded Genaissance and has served as Chief Executive Officer and a Director since 1995. Prior to founding Genaissance, Dr. Ruano was involved in developing genetic mapping products and services for BIOS Laboratories, Inc. and engaged in research at Yale University, where he focused on haplotyping technologies for profiling genome diversity stemming from population genetics. Dr. Ruano holds a B.A. in biophysics from The Johns Hopkins University and a M.D. and a Ph.D. in population genetics from Yale University, where he was a fellow of the Medical Scientist Training Program and the Ford Foundation.

    KEVIN RAKIN. Mr. Rakin co-founded Genaissance and has served as President since October 2000 and as Chief Financial Officer and a Director since 1995. From January 1997 to October 2000, Mr. Rakin also served as our Executive Vice President. Prior to 1998, Mr. Rakin was also a Principal at the Stevenson Group, a consulting firm, where he provided financial and strategic planning services to high-growth technology companies and venture capital firms. Prior to this, Mr. Rakin was a manager with Ernst & Young's entrepreneurial services group.
Mr. Rakin holds a B.S. in business, a M.S. in finance from the University of Cape Town and a M.B.A. from Columbia University. He is a chartered accountant.

    GERALD F. VOVIS, PH.D. Dr. Vovis has served as our Chief Technology Officer and a Senior Vice President since October 2000. From April 1999 to
October 2000, Dr. Vovis was our Senior Vice President of Genomics. From 1980 to 1999, Dr. Vovis was affiliated with Genome Therapeutics Corporation, a genomics company, most recently as Senior Vice President of Scientific Affairs.
Dr. Vovis has twenty-two years of experience in the management of genetic research and in the development and management of collaborative research programs with pharmaceutical and biotechnology companies. Dr. Vovis holds a B.A. in chemistry from Knox College and a Ph.D. in biology from Case Western Reserve University.

    RICHARD S. JUDSON, PH.D. Dr. Judson has been our Senior Vice President of Informatics since April 2000. From November 1999 to April 2000, Dr. Judson was our Vice President of Informatics. Dr. Judson joined Genaissance in
February 1999 as Associate Director, Bioinformatics. From January 1997 to February 1999, Dr. Judson served as Group Leader in the Bioinformatics Department of CuraGen Corporation, a genomics company, where he was responsible for developing software for protein-protein interactions and DNA sequence analysis. From January 1990 to December 1996, Dr. Judson served as Senior Member of the Technology Staff at Sandia National Laboratories, leading modeling projects in several areas, including computational drug design, protein modeling and sequence analysis. Dr. Judson holds a B.A. in chemistry and physics from Rice University and a M.A. and a Ph.D. in chemistry from Princeton University.

ITEM 2. PROPERTIES

    Our executive offices and laboratories are located at Five Science Park, New Haven, Connecticut. We lease nearly 72,000 square feet of space, under a lease expiring on September 30, 2006, which we may extend for 10 years. We believe our current facilities and the space available to us under a lease extension are suitable to meet our current requirements and that suitable additional space will be available on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to stockholders for a vote during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is currently quoted on the Nasdaq National Market under the symbol "GNSC."

    Our common stock began trading on August 1, 2000 and the high and low closing sale prices, as reported on the Nasdaq National Market for the periods indicated, were as follows:

                                                                HIGH       LOW
                                                              --------   --------
2000
  Third Quarter (beginning on August 1, 2000)...............   $23.50     $13.25
  Fourth Quarter............................................   $33.31     $10.50

                                                                HIGH       LOW
                                                              --------   --------
2001
  First Quarter.............................................   $17.50     $5.50
  Second Quarter............................................   $14.04     $7.69
  Third Quarter.............................................   $12.92     $3.89
  Fourth Quarter............................................   $ 5.99     $2.90

    As of March 5, 2002, there were 315 holders of record of our common stock. As of March 5, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $3.07 per share.

    We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected balance sheet data set forth below, as of December 31, 2001 and 2000 and the statements of operations data for each of the years in the three-year period ended December 31, 2001, are derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31,

1999, 1998 and 1997 and selected statements of operations data for the years ended December 31, 1998 and 1997, are derived from audited financial statements not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results we expect for future periods. This data is in thousands, except per share data.

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2001       2000       1999       1998       1997
                                                    --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues..........................................  $  5,345   $    753   $    680   $ 1,343     $1,505
Operating expenses:
  Research and development (1)....................    45,982     25,680      6,259     3,017      1,643
  General and administrative (1)..................    11,786      8,837      2,714       894        415
  Sublicense royalty fees.........................        54        530         20        68         19
  Stock-based compensation........................       498      5,256        766       473        106
                                                    --------   --------   --------   -------     ------
Total operating expenses..........................    58,320     40,303      9,759     4,452      2,183
                                                    --------   --------   --------   -------     ------
Operating loss....................................   (52,975)   (39,550)    (9,079)   (3,109)      (678)
Interest income (expense), net....................     1,319      2,784       (370)      (30)      (125)
State income tax benefit..........................     4,074         --         --        --         --
Realized gains on investments.....................        --         --         --       259         --
                                                    --------   --------   --------   -------     ------
Net loss..........................................   (47,582)   (36,766)    (9,449)   (2,880)      (803)
Preferred stock dividends and accretion...........        --     (6,327)    (2,082)     (741)        --
Beneficial conversion feature of Series B, KBH and
  C preferred stock...............................        --    (50,180)        --        --         --
                                                    --------   --------   --------   -------     ------
Net loss applicable to common stockholders........  $(47,582)  $(93,273)  $(11,531)  $(3,621)    $ (803)
                                                    ========   ========   ========   =======     ======
Net loss per common share, basic and diluted......  $  (2.09)  $  (8.55)  $  (4.24)  $ (1.67)    $(0.40)
                                                    ========   ========   ========   =======     ======
Shares used in computing net loss per common
  share, basic and diluted........................    22,753     10,908      2,719     2,165      1,983
                                                    ========   ========   ========   =======     ======
Pro forma net loss per common share, basic and
  diluted.........................................             $  (5.16)  $  (1.79)  $  (.76)
                                                               ========   ========   =======
Pro forma weighted average shares used in
  computing net loss per common share, basic and
  diluted.........................................               16,790      5,202     3,807
                                                               ========   ========   =======
--------------------------
(1) Excludes non-cash, stock based compensation
    expense as follows:
      Research and development....................  $    351   $  1,694   $    499   $   427     $   64
      Selling, general and administrative.........       147      3,562        267        46         42
                                                    --------   --------   --------   -------     ------
                                                    $    498   $  5,256   $    766   $   473     $  106
                                                    ========   ========   ========   =======     ======

                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                               2001        2000        1999       1998       1997
                                             ---------   ---------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and investments.....  $  59,673   $ 110,376   $  3,666   $ 7,419    $ 1,420
Total assets...............................     92,277     143,892     11,514     8,946      1,899
Long-term liabilities......................     18,150      24,305     11,407     2,896      1,405
Redeemable convertible preferred stock.....         --          --     11,247     9,945        750
Accumulated deficit........................   (160,509)   (112,927)   (19,654)   (8,122)    (4,501)
Total stockholders' equity (deficit).......     58,979     105,675    (14,832)   (4,624)    (1,369)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FOR THIS PURPOSE, STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "FACTORS AFFECTING FUTURE OPERATING RESULTS".

OVERVIEW

    Since our inception, we have incurred significant operating losses, and, as of December 31, 2001, we had an accumulated deficit of $160.5 million. The majority of our operating losses have resulted from costs we incurred developing our HAP Technology and initiating our HAP Drug program. We expect to dedicate a significant portion of our resources for the foreseeable future to develop further and maintain our HAP Technology and to expand and intensify our commercialization activities, including the development of our HAP Drugs. To date, our revenue has been primarily from licensing and service fees from our agreements with Janssen Research Foundation, Pfizer, Inc. and Gene Logic, Inc., and to a less extent, from a sublicensing agreement with Visible Genetics, Inc. and government grants.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 2001 AND 2000

    Revenue consists primarily of proceeds received in connection with the licensing of our HAP Technology, service revenue and sublicensing of patents. Revenue increased to $5.3 million in 2001 from $753,000 in 2000. The increase in license revenues is attributable to the commercialization of our HAP Partnership program, including an agreement entered into with Pfizer during 2001, as well as agreements entered into with Janssen Research Foundation and Gene Logic, Inc. during 2000. Revenue from each of Janssen Research Foundation, Gene Logic, Inc. and Pfizer, Inc. accounted for 10% or more of our total revenue in fiscal 2001. Janssen Research Foundation, Gene Logic, Inc. and Visible Genetics, Inc. each accounted for 10% or more of our total revenue in 2000. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

    Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAP Marker discovery and HAP Typing, and facility-related costs. Research and development expenses increased to $46.0 million in 2001 from $25.7 million in 2000. The increase in research and development expenses in 2001 is primarily attributable to an increase in expenditures related to our clinical trials, the expansion of our HAP Typing process, and the increase in resources dedicated to supporting and improving our proprietary
DECOGEN-Registered Trademark- Informatics System. The increase in expenses includes a $7.9 million increase in costs related to our clinical trials, a $2.7 million increase in payroll and related costs, a $2.3 million increase in technology licenses and a $4.6 million increase in depreciation expense. We expect to continue to devote substantial resources to research and development expenses in the near future as we develop our candidate HAP Drugs, increase the use of our HAP Typing facility, prosecute our patent applications, and continue to invest in ongoing product development and improvements related to our DECOGEN-Registered Trademark- Informatics System.

    General and administrative expenses consist primarily of salary and related costs for executive, business development, finance, public affairs and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. General and administrative expenses increased to approximately $11.8 million in 2001 from $8.8 million in 2000. The increase in 2001 is primarily due to increased salary and related costs as a result of the expansion of our business development activities and the additional costs of operating as a public company for a full fiscal year.

    Sublicensing royalty expense represents royalty obligations incurred by us on sublicensing fees that we receive. Sublicensing royalty expense decreased to $54,000 in 2001 from $530,000 in 2000. This decrease relates primarily to a nonrefundable cash payment received in 2000 in connection with an amendment to a patent sublicensing agreement. We elected to recognize this expense in 2000 as paid.

    Stock based and other non-cash compensation expense relates to options granted to employees, scientific advisory board members and consultants and a sale of stock in 1996 in exchange for notes between two of our officers and a former executive. We recognized the sale of stock between the officers and the former executive as compensatory and accordingly recognized non-cash compensation. We account for options granted to employees in accordance with Accounting Principals Board Opinion, or APB No. 25. The accounting for scientific advisory board members and consultants requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. Stock based compensation decreased to $498,000 in 2001 from $5.3 million in 2000. The decrease is primarily due to our decision to vest fully all unvested options previously granted to scientific advisory board members in March 2000, which resulted in a one-time expense of approximately $1.4 million, as well as the recording of approximately $2.9 million of expense related to the officer stock purchase agreement due to the increase in the fair value of the stock through the date of our initial public offering. Future unamortized compensation expense associated with outstanding stock options at December 31, 2001 is approximately $977,000.

    Interest income (expense), net decreased to approximately $1.3 million in 2001 from $2.8 million in 2000. The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2000 as a result of proceeds received from our sale of Series B and Series C preferred stock in February and March 2000, respectively, and our initial public offering in August 2000. The decrease is also the result of an increase in interest expense as a result of higher capital lease and other debt obligations to fund the acquisition of equipment and partially fund the expansion of our facilities.

    State income tax benefit of $4.1 million represents a net tax benefit from the State of Connecticut as a result of recent legislation which allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.

    YEARS ENDED DECEMBER 31, 2000 AND 1999

    Revenue increased to $753,000 in 2000 from $680,000 in 1999. The increase in revenues is due to a $555,000 increase in license fees from 1999 to 2000, offset by a $557,000 decrease in grant research revenue. The increase in license revenues is attributable to the commercialization of our HAP Partnership program and agreements entered into with Janssen Research Foundation and Gene
Logic, Inc. Revenue from each of Janssen Research Foundation, Gene Logic, Inc. and Visible Genetics accounted for 10% or more of our total revenue in 2000. Visible Genetics also accounted for 10% or more of revenue in 1999.

    Research and development expenses increased to $25.7 million in 2000 from $6.3 million in 1999. The increase in expenditures is primarily attributable to the significant increase in the discovery of HAP Markers during 2000, the initiation of our HAP Typing facility, the increase in informatics personnel focused on improvements to our proprietary DECOGEN-Registered Trademark-Informatics System, the costs of preparing to launch our first clinical trial and an increase in patent personnel and patent applications. The increase in expense includes a $6.6 million increase in laboratory supplies, a $5.7 million increase in payroll and related costs and a $2.5 million increase in depreciation expense.

    General and administrative expenses increased to $8.8 million in 2000 from $2.7 million in 1999. The increase was primarily attributable to a $2.6 million increase in payroll and related costs and a $1.0 million increase in professional fees.

    Sublicensing royalty expense increased to $530,000 in 2000 from $20,000 in 1999. The increase primarily relates to a nonrefundable cash payment received in 2000 in connection with an amendment to a patent sublicensing agreement.

    Stock based compensation expense increased to $5.3 million in 2000 from $766,000 in 1999. The increase is primarily due to our decision to vest fully all unvested stock options previously granted to scientific advisory board members in March 2000, which resulted in a one-time expense of approximately $1.4 million, as well as the recording of approximately $2.9 million of expense related to the officer stock purchase agreement due to the increase in the fair value of the stock through the date of our initial public offering.

    Interest income (expense), net increased to income of $2.8 million in 2000 from expense of $370,000 in 1999. The increase in net income was due to proceeds received from our sale of Series B and Series C preferred stock in February and March 2000, respectively, and our initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily through the private and public sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through December 31, 2001, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through December 31, 2001, we had received $4.5 million of government grant funding and $9.7 million from license and service fees, royalties and research contracts. We also have received $26.2 million from capital lease financing arrangements and $8.2 million from other loans. Through December 31, 2001, we have acquired
$41.8 million of property and equipment. These assets were largely financed through capital lease financing arrangements and other loans.

    We expect to finance our operations, in the short-term, from cash we received in 2000 from sales of our common and preferred stock and revenue from our HAP Partnership program. Our business strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP Partnership program and to co-develop and/or co-market our HAP Drug candidates. If we are unsuccessful in marketing our HAP Technology and our HAP Drugs, we may not generate sufficient revenues to sustain our operations at planned levels.

    Cash used in operations for the year ended December 31, 2001 was $40.1 million compared with $21.3 million for the same period in 2000. For the year ended December 31, 2001, our net loss of $47.6 million was partially offset by non-cash charges of $498,000 for stock based compensation expense, non-cash charges of $8.6 million for depreciation and amortization expense and by a $2.8 million increase in accrued expenses. Cash used in operations was also impacted by a $2.6 million decrease in accounts payable and a $1.5 million increase in state income tax receivable. For the year ended December 31, 2000, our net loss of $36.8 million was partially offset by non-cash charges of $4.9 million for stock based compensation expense, non-cash charges of $4.1 million for depreciation and amortization expense and increases of $4.4, $1.6 and $1.9 million in accounts payable, accrued expenses and deferred revenue, respectively.

    Cash provided by investing activities was $2.5 million in 2001 compared with cash used for investing activities of $49.8 million in 2000. In 2001, we used cash to purchase $4.3 million of property and equipment and received proceeds of $6.8 million from the reduction of investments in marketable securities. In 2000, we used cash to purchase $8.7 million of property and equipment and invested $41.1 million in marketable securities.

    Cash used in financing activities was $6.4 million in 2001 compared to cash provided by financing activities of $136.6 million in 2000. During 2001, we repaid debt of approximately $7.1 million while, during 2000, we received net proceeds of $136.7 million through issuance of preferred and common stock.

    Our contractual cash obligations as of December 31, 2001, are as follows:

                                                                      PAYMENTS DUE BY PERIOD
                                                                          (IN THOUSANDS)
                                                    -----------------------------------------------------------
CONTRACTUAL OBLIGATIONS   TOTAL AMOUNTS COMMITTED    YEAR 1    YEARS 2 AND 3   YEARS 4 AND 5   YEAR 6 AND LATER
-----------------------   -----------------------   --------   -------------   -------------   ----------------
Long-Term Debt..........          $ 5,601           $   672       $   823         $  936            $3,170
Capital Lease
  Obligations...........           18,637             8,055        10,527             55                --
Operating Leases........            9,419             1,168         2,324          1,843             4,084
Minimum License
  Obligations...........            3,632             3,205           201            226                --
                                  -------           -------       -------         ------            ------
Total Contractual Cash
  Obligations...........          $37,289           $13,100       $13,875         $3,060            $7,254
                                  =======           =======       =======         ======            ======

    Long-term debt consists primarily of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder of ours, used to finance certain leasehold improvements and other costs associated with our facility expansion. The agreements provide for interest only with principal payments based on a 120 month amortization beginning April 2001 through October 2002, with balloon payments due in April 2007 through June 2011. Borrowings under the agreements are secured by the related leasehold improvements.

    Capital lease obligations, related to equipment, consist principally of arrangements with four equipment leasing companies. The leases have terms ranging from two to four years with installments ending between August 2003 and October 2004, and bear interest at rates ranging from 8.15% to 12.46%. The capital lease arrangements allow for the purchase of the related equipment at the completion of the lease term, as defined in the agreements.

    We lease our operating facilities located in New Haven, Connecticut. The lease agreements require annual lease payments of $816,000 per year increasing to $1.1 million per year over the original term, which expires in 2004. We have two five-year renewal options to extend the lease agreements beyond the initial term. We are recording the expense associated with the lease on a straight line basis over the expected term of the lease. In addition to the operating lease agreements for our current facility, we also have operating leases for various office equipment.

    In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future royalty payments and certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any. The amount of such payments will depend upon successful commercialization of applicable technologies, if any. The future minimum payments (assuming non-termination of these agreements) are included in the minimum license contractual obligations above.

    Capital expenditures are not expected to exceed $2 to $3 million for each of fiscal 2002 and 2003.

    Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

    - the demand for our HAP Technology;

    - the efforts and success of our HAP Partnership program;

    - the results of our HAP Drug program;

    - the commercialization of intellectual property derived from our HAP Drug program;

    - the level of competition we face;

    - our ability to maintain and develop our HAP Technology; and

    - our ability to manage effectively our operating expenses.

    On December 31, 2001, cash, cash equivalents and short-term investments totaled $59.7 million compared to $110.4 million at December 31, 2000. Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts. We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt obligations and capital expenditures for at least 18 months. To execute our business plan, we will need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Subject to market conditions and other factors, we intend to pursue opportunities to raise additional funding during the remainder of the current year. We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.

INCOME TAXES

    We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. On December 31, 2001, we had available unused net operating loss carryforwards of approximately
$94.6 million and $93.6 million, which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2002, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109 ACCOUNTING FOR INCOME TAXES.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES which, as amended by SFAS 137, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities, was required for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141, which was required for all transactions completed after June 30, 2001, and SFAS No. 142, which is required for fiscal years beginning after December 15, 2001, will have no historical impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not believe that the adoption of this principle will have a material impact on either the operating results or the financial position of the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. CERTAIN OF THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K CONSISTS OF FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING:

WE ARE AN EARLY STAGE COMPANY THAT MAY NEVER BE PROFITABLE.

    We have incurred substantial operating losses since our inception. As of December 31, 2001, we have generated only minimal revenue from our HAP Technology, and we do not expect to generate significant revenues for several years, if ever. From inception through December 31, 2001, we had an accumulated deficit of approximately $160.5 million. Our losses to date have resulted principally from costs we incurred in the development of our HAP Technology, in our clinical trials and from general and administrative costs associated with operations. We expect to devote substantial resources to our HAP Drug program and to maintain and develop further our HAP Technology.

    We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug development or marketing efforts and, accordingly, they may not choose to use our HAP Technology. We do not expect our losses to be substantially mitigated by revenues from our HAP Partnership program or from our HAP Drug program for a number of years, if ever.

TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN CUSTOMERS FOR OUR HAP PARTNERSHIP PROGRAM AND SUCCESSFULLY DEVELOP OUR CANDIDATE HAP DRUGS.

    Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP Partnership program and finding partners to co-develop and/or co-market our candidate HAP Drugs. To date, we have four partners for our HAP Partnership program, and we may not obtain additional partners for our HAP Partnership program or find partners to co-develop and/or co-market our candidate HAP Drugs. We currently do not have any partners to co-develop and/or co-market our two candidate HAP Drugs. If we are unsuccessful in obtaining additional customers for our HAP Partnership program and finding partners for our HAP Drug program, we may never generate sufficient revenues to sustain our operations. In addition, we expect that some of our future HAP Partnership program collaborations will be limited to specific, limited-term projects. Accordingly, we must continually obtain new customers to be successful.

IF WE ARE UNABLE TO IDENTIFY WHICH OF OUR HAP MARKERS ARE PREDICTIVE FOR SAFETY AND/OR EFFICACY FOR A CANDIDATE HAP DRUG, WE MAY NOT GENERATE SUFFICIENT REVENUES TO SUPPORT OUR OPERATIONS.

    To be successful with our HAP Drug program, we must discover a correlation between genomic variations and drug response. We may not have sufficient funds to pursue our HAP Drug program and we may never discover any pharmaceutically relevant correlations as a result of the program. Even if we discover information on the correlation between drug response and genomic variation as a result of our HAP Drug program, we may be unable to find a partner to co-develop and/or co-market the candidate HAP Drug on terms sufficient to recover our costs.

OUR HAP TECHNOLOGY MAY NOT ALLOW OUR PARTNERS OR US TO DEVELOP COMMERCIAL PRODUCTS OR TO INCREASE SALES OF THEIR CURRENTLY MARKETED PRODUCTS.

    We base our HAP Technology on the assumption that information about gene association and genomic variation may help drug development professionals better understand the drug response of particular individuals and complex disease processes. Although the pharmaceutical and biotechnology industry is increasing its use of genomics in analyzing drug response and diseases, we are unaware of any successful drug development program applying population genomics.

    The focus of our HAP Technology is the rapid discovery of HAP Markers for all of the pharmaceutically relevant genes. If we are unable to find HAP Markers for a significant portion of the pharmaceutically relevant genes in a timely manner, our potential partners may lose confidence in our HAP Technology and our company, and this loss in confidence could decrease our ability to generate revenues. Even if we are able to discover the HAP Markers for all of the pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

    Our DECOGEN-Registered Trademark- Informatics System may also be less effective than we expect or may not allow our partners or us to determine a correlation between genomic variation and drug response. Furthermore, even if our partners or we are successful in identifying a specific correlation between genomic variation and drug response based on our HAP Technology, neither our partners or us may be able to develop or sell commercially viable products nor may our partners be able to increase the sales of their existing products. Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs developed by our HAP Partnership program customers and the HAP Drugs, if any, that we co-develop and/or co-market with partners.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR CAPITAL
  REQUIREMENTS.

    We have used substantial amounts of cash to fund our research and development activities. We will continue to spend funds to maintain and develop further our HAP Technology and for our HAP Drug program. We plan to pay for these activities with funds from:

    - our existing cash and investment securities and

    - income that we may receive from our HAP Partnership program.

    We intend to rely on HAP Partnership program customers for significant funding in the future to support our research efforts. We cannot be certain when we will begin to receive additional income, if at all, from our HAP Partnership program and income, if any, from our HAP Drug program. If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan. We believe that existing cash and investment securities will be sufficient to fund our expected net losses, debt obligations and capital expenditures for at least
18 months. We have based this belief on assumptions that may prove wrong.

    To support the maintenance and further development of our HAP Technology and our HAP Drug program, we need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Additional financing may not be on terms favorable to our stockholders or us. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise additional funds through partnerships and other licensing arrangements, we may have to relinquish rights to some of our HAP Technology or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate our HAP Drug program and the maintenance and further development of our HAP Technology.

IF WE ARE UNABLE TO OBTAIN INTELLECTUAL PROPERTY PROTECTION FOR OUR HAP TECHNOLOGY, TRADE SECRETS OR KNOW-HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

    Our success depends, in part, on our ability to protect our HAP Technology, and any other proprietary software, methods and technologies that we develop, under the patent and other intellectual property laws of the United States and other countries, so that we can prevent unauthorized entities from using our inventions and proprietary information. Because patent applications that were filed prior to November 29, 2000 in the United States are confidential until patents issue, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over any patent applications of others. We are aware that there are other firms or individuals who have discovered, or are currently discovering, genomic variation information similar to the information we are discovering, who may have filed, and in the future are likely to file, patent applications covering genes, gene products, SNPs, or haplotypes that are similar or identical to our HAP Technology.

    Our pending patent applications may not result in issued patents. The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain as a result of the uncertain state of the patent law in the biotechnology field. There is no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in biotechnology patents, particularly those involving genomics.

    There is substantial uncertainty in the United States and abroad concerning the patent ability of genes, gene fragments, SNPs, or haplotypes having no known function or medical utility. The U.S. Patent and Trademark Office has issued new examination guidelines that address the requirements for demonstrating the utility and describing the structure of these substances. While the new guidelines do not require phenotypic correlation data for issuance of patents relating to human genomic variation, the guidelines have been in effect for only a short period of time and it is possible that the U.S. Patent and Trademark Office may interpret them in a way that could delay or adversely affect our ability or the ability of our partners to obtain patent protection. Similarly, U.S. courts are addressing the requirements for demonstrating the utility and describing the structure of these substances in patent infringement and enforcement proceedings. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. Furthermore, we must continually review our patent strategy and patent applications to address the changing legal standards in the United States and abroad.

    Our strategy depends on our ability to identify rapidly and seek patent protection for HAP Markers for all of the pharmaceutically relevant genes. In order to do so, we must significantly increase our ability to prosecute the substantial number of resulting patent applications, as well as patent applications for the large number of discoveries we have made to date for which we have not yet filed patent applications and for which we may not obtain patents. In order to obtain ultimately a patent on a HAP Marker, we may need both to discover the entire DNA sequence of the gene version defined by the HAP Marker as well as to describe the utility of our HAP Marker for characterizing genomic variation that is linked to a drug response or particular disease. This process will be expensive and time consuming, and we may not be able to increase sufficiently our patent prosecution capacity or to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

IF WE ARE UNABLE TO PREVENT OTHERS FROM UNAUTHORIZED USE OF, OR ARE UNABLE TO DEFEND OUR USE OF, OUR HAP TECHNOLOGY, TRADE SECRETS OR KNOW-HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

    Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we obtain patents, they may not be valid or enforceable against third parties.

    We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures, including confidentiality agreements signed by our employees, academic collaborators and consultants that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship will be kept confidential except in specified circumstances. Agreements with employees, consultants and collaborators provide that all inventions conceived by the individual while employed by us are our exclusive property. If employees, consultants or collaborators do not honor these agreements, we may not have adequate remedies for breach. Furthermore, our trade secrets may otherwise become known or be independently discovered by competitors.

    Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

    If any party should successfully claim that the creation or use of our DECOGEN-Registered Trademark- Informatics System or HAP Marker data infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our HAP Partnership program customers or any HAP Drug co-development and/or co-marketing partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAP Partnership program customers or any of our HAP Drug co-development and/or co-marketing partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAP Technology and HAP Drugs, if any, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE OUR HAP TECHNOLOGY AND CANDIDATE HAP DRUGS IF WE CANNOT ESTABLISH COLLABORATIVE RELATIONSHIPS, AND WE WILL DEPEND ON OUR PARTNERS TO DEVELOP OR TO CO-DEVELOP PRODUCTS.

    We currently have four HAP Partnership program customers and no partners to co-develop and/or co-market our two candidate HAP Drugs. Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical products on our own. As a result, our current and future revenues will depend on payments from our current HAP Partnership program customers and our future HAP Partnership program customers and the future co-developers and co-marketers of our HAP Drugs, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAP Technology, or from HAP Drugs, if any, that the co-developers and co-marketers may sell. If we are unable to attract additional HAP Partnership program customers or co-developers and/or co-marketers for our candidate HAP Drugs, we may never generate sufficient revenues to sustain our operations.

    Our HAP Partnership program customers will be responsible and our HAP Drug co-developers probably will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAP Technology. We anticipate that our agreements with HAP Partnership program customers and HAP Drug co-developers, if any, will allow them significant discretion in pursuing these activities. We cannot control the amount and timing of resources that our current HAP Partnership program customers and any future HAP Partnership program customers will devote to our programs or potential products. Our HAP Partnership program arrangements may also have the effect of limiting the areas of research that we may pursue either alone or with others. Because part of our revenues will be dependent on the successful commercialization or development of our customers' products, if, for any reason, a HAP Partnership program customer delays or abandons its development or commercialization of a product developed using our HAP Technology, we may receive reduced royalty or other payments or no royalty or other payments at all. In addition, because part of our future revenues will be dependent on the successful commercialization of our HAP Drugs, if any, with our co-developers and/or co-marketers, if, for any reason, a HAP Drug co-developer and/or co-marketer delays or abandons its development or commercialization of our HAP Drug, we may receive reduced royalty or other payments or no royalty or other payments at all.

    Although we intend to retain the rights to all HAP Markers, which we discover as well as to HAP Markers discovered jointly with our HAP Partnership program customers, we may not always be able to negotiate the retention of these rights. Furthermore, disputes may arise in the future over the ownership of rights to HAP Markers as well as any other technology we develop with our HAP Partnership program customers. These and other possible disagreements between our HAP Partnership program customers and us could lead to delays in the research, development or commercialization of their products. These disagreements could also result in litigation or require arbitration to resolve. Any of these events could prevent us from effectively marketing our HAP Technology.

WE INVEST CONSIDERABLE AMOUNTS OF TIME, EFFORT, AND MONEY TO SELL OUR HAP TECHNOLOGY AND CANDIDATE HAP DRUGS; AND IF WE ARE UNABLE TO SELL OUR HAP TECHNOLOGY AND CANDIDATE HAP DRUGS, WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

    Our ability to obtain customers for our HAP Technology and candidate HAP Drugs will depend in significant part upon the pharmaceutical and biotechnology industry's acceptance that our HAP Technology can help accelerate or improve their drug development and marketing efforts. To achieve this market acceptance, we must continue to educate the pharmaceutical and biotechnology industry and the public in general as to the potential benefits of our HAP Technology and candidate HAP Drugs. Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing, and prescribing drugs and that our candidate HAP Drugs will be commercially viable. Given the amount of time and effort necessary to educate our potential partners, if we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations. In addition, each of our HAP Partnership program agreements and our HAP Drug co-development and/or co-marketing agreements, if any, will likely involve the negotiation of agreements containing terms that may be unique to the partner involved. We may expend substantial funds and management effort to market our HAP Technology and candidate HAP Drugs, without any resulting sales.

REGULATORY OVERSIGHT OF OUR HAP TECHNOLOGY AND PUBLIC OPINION REGARDING ETHICAL ISSUES SURROUNDING THE USE OF GENETIC INFORMATION MAY ADVERSELY AFFECT OUR ABILITY TO MARKET OUR HAP TECHNOLOGY AND CANDIDATE HAP DRUGS.

    The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. Currently, the FDA reviews only genetic tests that companies package and sell as kits. If the FDA adopts this recommendation, it could require that we apply for FDA approval as a prerequisite to marketing our HAP Technology. If the FDA were to deny any application of this kind, we could not conduct our business and we would be unable to generate sufficient revenues to sustain our operations.

    In addition, the federal Centers for Disease Control and the Centers for Medicare and Medicaid Services are preparing a proposed rule that would establish a genetics laboratory specialty under CLIA. When this rule is finalized, our laboratory likely will be required to comply with it in order to maintain its CLIA certification.

    Moreover, our success will depend in part on the FDA's and other regulatory agencies' acceptance of genomic variation analysis as part of the drug approval process and, more specifically, the validity of our HAP Technology as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this acceptance, we may be unable to market effectively our HAP Technology and we may not generate sufficient revenues to sustain our operations. To date, the FDA has not required, in connection with approving any drug, that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. However, the FDA, in one instance, has required that a physician must have gene expression information about a patient before the doctor prescribes the drug.

    Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data. To the extent that these laws and regulations limit the use of our HAP Technology or impose additional costs on our partners, we may be unable to market effectively our HAP Technology and candidate HAP Drugs and we may not generate sufficient revenues to sustain our operations.

    Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our HAP Technology, which could prevent us from generating sufficient revenues to sustain our operations.

    Furthermore, we may be directly subject to regulations as a provider of diagnostic information. To the extent that these regulations restrict the sale of our HAP Technology or impose other costs, we may be unable to provide our HAP Technology to our customers on terms sufficient to recover our expenses.

IF OUR PARTNERS DO NOT SEEK, OR DO NOT RECEIVE, MARKETING APPROVAL FOR PRODUCTS DEVELOPED, IF ANY, USING OUR HAP TECHNOLOGY, WE MAY RECEIVE DELAYED ROYALTY OR OTHER PAYMENTS OR NO ROYALTY OR OTHER PAYMENTS AT ALL.

    Any new drug, biologic, or new drug or biologic indication our partners or we develop using our HAP Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. For a HAP Drug that contains an off-patent compound in a formulation that is not significantly different than existing generic versions of the off-patent compound, there can be no assurance that the HAP Drug, if approved, would have sufficient marketing exclusivity granted by the FDA that would protect it from indirect competition by others in the marketplace. We expect similar delays and risks in the regulatory review process for any diagnostic product, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our revenues will be largely dependent on the successful commercialization or development of products using our HAP Technology, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAP Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

IF OUR PARTNERS OR WE ARE UNABLE TO OBTAIN FDA APPROVAL FOR THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED USING OUR HAP TECHNOLOGY, THE LACK OF REGULATORY APPROVAL WILL DIMINISH THE VALUE OF OUR HAP TECHNOLOGY AND ANY HAP DRUGS.

    To date, no one has developed or commercialized any therapeutic or diagnostic products using our HAP Technology. We expect to rely on our HAP Partnership program customers and our HAP Drug co-developers, if any, to file these applications and generally direct the regulatory review process and obtain FDA acceptance of our HAP Technology and our HAP Drugs. Significant resources for research, development, testing and regulatory approval of any drugs would be necessary. Our HAP Partnership program customers or our HAP Drug co-developers, if any, may not submit an application for regulatory review; even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all. If our partners fail to obtain required governmental approvals for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these approvals. Moreover, we do not expect to have the resources necessary to obtain and generally direct the regulatory review process and to commercialize products, if any, on our own. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

IF WE DO NOT SUCCESSFULLY DISTINGUISH AND COMMERCIALIZE OUR HAP TECHNOLOGY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS OR TO GENERATE REVENUES SIGNIFICANT TO SUSTAIN OUR OPERATIONS.

    Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do.

    These competitors may discover, characterize or develop important technologies applying population genomics before us or our HAP Partnership program customers that are more effective than those technologies which we develop or which our HAP Partnership program customers develop, or these competitors may obtain regulatory approvals of their drugs more rapidly than our HAP Partnership program customers do, any of which could limit our ability to market effectively our HAP Technology.

    Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. Entities such as Celera Genomics Group, Incyte Genomics, Inc., National Human Genome Research Institute, Perlegen Sciences and Variagenics, Inc. have developed or plan to develop databases containing gene sequence, gene expression, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical companies or plan to make freely available their databases. In addition, numerous pharmaceutical companies, such as GlaxoSmithKline plc, either alone or in partnership with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases.

    In order to compete against existing and future technologies, we will need to demonstrate to potential HAP Partnership program customers the value of our HAP Technology and that our HAP Technology and capabilities are superior to competing technologies. Although we believe that our focus on gene-based HAP Markers, rather than random genomic SNPs, differentiates our HAP Technology from other technologies our competitors are developing, any HAP Technology improvements we create may fail to achieve greater market acceptance than the technologies developed by our competitors.

    Moreover, our competitors may obtain patent protection or other intellectual property rights that would limit our rights or our partners' ability to use our HAP Technology to commercialize therapeutic or diagnostic products. If we are unable to protect our proprietary methods and our HAP Technology, we may not be able to commercialize our HAP Technology and we may not be able to generate sufficient revenue to sustain our operations. If the United States and foreign patent offices do not grant patents for our applications, our competitors may obtain rights to commercialize our discoveries, which would severely limit our ability to compete.

    Furthermore, if the pharmaceutical and biotechnology industry accepts our approach based on identifying HAP Markers, our competitors may adopt approaches similar to ours. Also, our competitors' customers may be more successful than our customers in their drug development and marketing efforts. If the pharmaceutical and biotechnology industry does not accept our approach or if our competitors are more successful than we are, we may be unable to market effectively our HAP Technology and, as a result, we may be unable to generate revenues sufficient to sustain our operations.

    Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others may rapidly develop new technologies that may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. Our HAP Technology could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our HAP Technology necessary to compete successfully with newly emerging technologies.

IF WE FAIL TO MAINTAIN AND FURTHER DEVELOP OUR COMPUTER HARDWARE, SOFTWARE AND RELATED INFRASTRUCTURE, WE COULD EXPERIENCE LOSS OF, OR DELAY IN, REVENUES AND MARKET ACCEPTANCE.

    Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that our hardware or software malfunctions, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins, and similar events. In addition, the software and algorithmic components of our DECOGEN-Registered Trademark- Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future products. If we fail to maintain and further develop the necessary computer capacity and data to support our computational needs and our customers' drug discovery and development efforts, we could experience a loss in revenues, or a delay in receiving revenues, and a delay in obtaining market acceptance for our HAP Technology.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, IT COULD AFFECT OUR ABILITY TO PURSUE BUSINESS OPPORTUNITIES AND EXPAND OUR BUSINESS.

    We expect to continue to experience significant growth in the number of our customers. This anticipated growth would place a significant strain on our management and operations. We will need to continue to improve our operational and financial systems and managerial controls and procedures. We will have to maintain close coordination among our production, technical, accounting, business development and research departments. Our ability to manage this anticipated growth in the number of our customers will depend upon our ability to broaden our management team and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent HAP Partnership program relationships and candidates for our HAP Drug program and to train and manage our employees. In addition, we must continue to invest in customer support resources as the number of our partners and their requests for support increase. Our partners are likely to have worldwide operations and may require support at multiple U.S. and foreign sites. If we cannot scale our business appropriately or otherwise adapt to anticipated growth in this area, a key part of our strategy may not be successful.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR COMMON STOCK PRICE.

    Our operating results have fluctuated in the past and we expect they will fluctuate in the future. These fluctuations could cause our common stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

    - recognition of non-recurring revenues due to receipt of license fees, achievement of milestones, completion of contracts or other revenues;

    - demand for and market acceptance of our HAP Partnership program and our HAP Drug program;

    - timing of the execution of agreements on our HAP Partnership program or our HAP Drug program or other material contracts;

    - our competitors' announcements or introduction of new products, services or technological innovations;

    - disputes regarding patents or other intellectual property rights;

    - securities class actions or other litigation;

    - adverse changes in the level of economic activity in the United States and other major regions in which we do business; and

    - general and industry-specific economic conditions, which may affect our partners' use of our HAP Technology and our HAP Drug program.

    Due to volatile and unpredictable revenues and operating expenses, we believe that period-to-period comparisons of our results of operations may not be a good indication of our future performance. It is possible that, in some future periods, our operating results may be below the expectations of securities analysts or investors. In this event, the market price of our common stock could fluctuate significantly or decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than 18 months. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The weighted average interest rate on marketable securities at December 31, 2001, was approximately 3.13%. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of December 31, 2001.

    On December 31, 2001, we had aggregate fixed rate debt of approximately $22.2 million, including borrowings outstanding under term loans and capital lease obligations. The weighted average interest rate on this debt at December 31, 2001, was approximately 8.9%. A 10% change in this interest rate would cause a corresponding increase in our annual expense of approximately $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................     38

FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2001 and 2000...........     39

  Statements of Operations for the Years Ended December 31,
    2001, 2000 and 1999.....................................     40

  Statements of Stockholders' Equity and Comprehensive Loss
    for the Years Ended December 31, 2001, 2000 and 1999....     41

  Statements of Cash Flows for the Years Ended December 31,
    2001, 2000 and 1999.....................................     42

NOTES TO FINANCIAL STATEMENTS...............................     43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genaissance
Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Genaissance
Pharmaceuticals, Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genaissance
Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Hartford, Connecticut
January 25, 2002

                       GENAISSANCE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 25,204   $ 69,204
  Marketable securities.....................................    34,469     41,172
  Accounts receivable.......................................       359        238
  State income tax receivable...............................     1,500         --
  Other current assets......................................     1,391      1,421
                                                              --------   --------
    Total current assets....................................    62,923    112,035
                                                              --------   --------
PROPERTY AND EQUIPMENT, net.................................    28,508     30,725
                                                              --------   --------
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $433 and $249 at December 31, 2001 and 2000,
  respectively..............................................       374        558
                                                              --------   --------
OTHER ASSETS................................................       472        574
                                                              --------   --------
    Total assets............................................  $ 92,277   $143,892
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt, including amounts due
    to related parties of $187 and $52 at December 31, 2001
    and 2000, respectively..................................  $    672   $    795
  Current portion of capital lease obligations..............     6,759      5,549
  Accounts payable..........................................     2,607      5,251
  Accrued expenses..........................................     4,899      2,111
  Current portion of deferred revenue.......................       211        206
                                                              --------   --------
    Total current liabilities...............................    15,148     13,912
                                                              --------   --------
LONG-TERM LIABILITIES:
  Long-term debt, including amounts due to related parties
    of $4,929 and $4,752 at December 31, 2001 and 2000,
    respectively, less current portion......................     4,929      5,305
  Capital lease obligations, less current portion...........     9,834     15,408
  Deferred revenue, less current portion....................     1,928      2,133
  Royalty obligations.......................................       300        300
  Accrued dividends.........................................     1,159      1,159
                                                              --------   --------
    Total long-term liabilities.............................    18,150     24,305
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
  Common stock, 58,000 authorized shares at December 31,
    2001 and 2000; $.001 par value; 22,783, and 22,687
    shares issued and outstanding at December 31, 2001 and
    2000....................................................        23         23
  Preferred stock, 1,000 authorized shares at December 31,
    2001 and 2000; no shares issued or outstanding..........        --         --
Additional paid-in capital..................................   219,348    218,525
Accumulated deficit.........................................  (160,509)  (112,927)
Net unrealized investment gains.............................       117         54
                                                              --------   --------
    Total stockholders' equity..............................    58,979    105,675
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 92,277   $143,892
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                       GENAISSANCE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES:
  License and service revenue...............................  $  5,345   $    678   $    123
  Grant revenue.............................................        --         75        557
                                                              --------   --------   --------
                                                                 5,345        753        680
                                                              --------   --------   --------
OPERATING EXPENSES:
  Research and development (1)..............................    45,982     25,680      6,259
  General and administrative (1)............................    11,786      8,837      2,714
  Sublicense royalty fees...................................        54        530         20
  Stock-based compensation..................................       498      5,256        766
                                                              --------   --------   --------
                                                                58,320     40,303      9,759
                                                              --------   --------   --------
  Operating loss............................................   (52,975)   (39,550)    (9,079)
OTHER INCOME (EXPENSE):
  Interest expense..........................................    (2,599)    (1,839)      (637)
  Interest income...........................................     3,918      4,623        267
                                                              --------   --------   --------
  Loss before income taxes..................................   (51,656)   (36,766)    (9,449)
  State income tax benefit..................................     4,074         --         --
                                                              --------   --------   --------
  Net loss..................................................   (47,582)   (36,766)    (9,449)
PREFERRED STOCK DIVIDENDS AND ACCRETION.....................        --     (6,327)    (2,082)
BENEFICIAL CONVERSION FEATURE OF SERIES B, KBH AND C
  PREFERRED STOCK:..........................................        --    (50,180)        --
                                                              --------   --------   --------
  Net loss applicable to common shareholders................  $(47,582)  $(93,273)  $(11,531)
                                                              ========   ========   ========
  Net loss per common share, basic and diluted (Note 2).....  $  (2.09)  $  (8.55)  $  (4.24)
                                                              ========   ========   ========
  Shares used in computing basic and diluted net loss per
    common share (Note 2)...................................    22,753     10,908      2,719
                                                              ========   ========   ========
  Pro forma net loss per common share, basic and diluted
    (Note 2)................................................             $  (5.16)  $  (1.79)
                                                                         ========   ========
  Shares used in computing basic and diluted pro forma net
    loss per common share (Note 2)..........................               16,790      5,202
                                                                         ========   ========
------------------------
(1) Excludes non-cash, stock-based compensation expense as
    follows:
   Research and development.................................  $    351   $  1,694   $    499
   Selling, general and administrative......................       147      3,562        267
                                                              --------   --------   --------
                                                              $    498   $  5,256   $    766
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                       GENAISSANCE PHARMACEUTICALS, INC.
           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                             (AMOUNTS IN THOUSANDS)

                                                                                   NET UNREALIZED       TOTAL
                                     COMMON STOCK       ADDITIONAL                   INVESTMENT        COMMON           OTHER
                                  -------------------    PAID-IN     ACCUMULATED       GAINS        STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES    AMOUNTS     CAPITAL       DEFICIT        (LOSSES)         EQUITY           LOSS
                                  --------   --------   ----------   -----------   --------------   -------------   -------------
Balance at December 31, 1998....    2,482      $ 3       $  3,501     $  (8,122)        $ (6)         $ (4,624)
  Issuance of common stock in
    settlement of obligation....       71       --            160            --           --               160
  Issuance of common stock from
    exercise of stock options
    and warrants................      257       --            265            --           --               265
  Compensation related to
    issuance of options to
    purchase common stock.......       --       --            766            --           --               766
  Warrants issued in connection
    with debt financing.........       --       --            127            --           --               127
  Accretion in carrying value of
    redeemable preferred
    stock.......................       --       --             --        (2,083)          --            (2,083)
  Net change in unrealized
    investment loss.............       --       --             --            --            6                 6        $      6
  Net loss......................       --       --             --        (9,449)          --            (9,449)         (9,449)
                                                                                                                      --------
    Total comprehensive loss....                                                                                      $ (9,443)
                                   ------      ---       --------     ---------         ----          --------        ========
Balance at December 31, 1999....    2,810      $ 3       $  4,819     $ (19,654)        $ --          $(14,832)
  Issuance of common stock from
    exercise of stock options...      113       --            452            --           --               452
  Issuance of common stock from
    exercise of warrants........       98       --            230            --           --               230
  Compensation related to
    issuance of options to
    purchase common stock.......       --       --          4,936            --           --             4,936
  Warrants issued in connection
    with debt financing and
    preferred stock offering....       --       --          3,320            --           --             3,320
  Accretion in carrying value of
    redeemable preferred
    stock.......................       --       --             --        (6,327)          --            (6,327)
  Beneficial conversion feature
    of Series B, KBH and C
    preferred stock.............       --       --         50,180       (50,180)          --                --
  Conversion of preferred stock
    in connection with initial
    public offering.............   12,704       13         72,054            --           --            72,067
  Cashless exercise of warrants
    in connection with initial
    public offering.............       62       --            501            --           --               501
  Sale of common stock in
    connection with initial
    public offering, net of
    offering costs..............    6,900        7         82,033            --           --            82,040
  Net change in unrealized
    investment gain.............       --       --             --            --           54                54        $     54
  Net loss......................       --       --             --       (36,766)          --           (36,766)        (36,766)
                                                                                                                      --------
    Total comprehensive loss....                                                                                      $(36,712)
                                   ------      ---       --------     ---------         ----          --------        ========
Balance at December 31, 2000....   22,687      $23       $218,525     $(112,927)        $ 54          $105,675
  Issuance of common stock from
    exercise of stock options...       76       --            157            --           --               157
  Issuance of common stock from
    Employee Stock Purchase
    Plan........................       20       --            168            --           --               168
  Compensation related to
    issuance of options to
    purchase common stock.......       --       --            498            --           --               498
  Net change in unrealized
    investment gain.............       --       --             --            --           63                63        $     63
  Net loss......................       --       --             --       (47,582)          --           (47,582)        (47,582)
                                                                                                                      --------
    Total comprehensive loss....                                                                                      $(47,519)
                                   ------      ---       --------     ---------         ----          --------        ========
Balance at December 31, 2001....   22,783      $23       $219,348     $(160,509)        $117          $ 58,979
                                   ======      ===       ========     =========         ====          ========

   The accompanying notes are an integral part of these financial statements.

                       GENAISSANCE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(47,582)  $(36,766)  $(9,449)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,559      4,052       816
    Loss on disposal of equipment...........................        --         55        --
    Stock-based compensation................................       498      4,936       766
    Non-cash interest expense...............................        --        376       125
    Warrants issued in exchange for services................        --         14        --
    Changes in assets and liabilities:
      Accounts receivable...................................      (121)    (1,453)     (116)
      State income tax receivable...........................    (1,500)        --        --
      Other assets..........................................       132       (407)     (149)
      Accounts payable......................................    (2,644)     4,431       436
      Accrued expenses......................................     2,788      1,623       242
      Deferred revenue......................................      (200)     1,878       (60)
                                                              --------   --------   -------
        Net cash used in operating activities...............   (40,070)   (21,261)   (7,389)
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (4,304)    (8,702)   (1,049)
  Proceeds from (investment in) marketable securities.......     6,766    (41,118)    3,235
                                                              --------   --------   -------
      Net cash provided by investing activities.............     2,462    (49,820)    2,186
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock.............        --     53,925        --
  Net proceeds from issuance of common stock and from the
    exercise of options and warrants........................       325        682       265
  Proceeds from initial public offering, net of issuance
    costs...................................................        --     82,040        --
  Proceeds from (repayment of) long-term debt, net..........      (863)    (1,061)    1,452
  Proceeds from long-term debt due to related parties.......       364      3,854       950
  Proceeds from convertible promissory notes................        --         --     3,500
  Amounts payable under long term obligation................        --         --      (809)
  Financing costs...........................................        --         --      (114)
  Repayment of capital leases...............................    (6,218)    (2,821)     (564)
                                                              --------   --------   -------
      Net cash (used in) provided by financing activities...    (6,392)   136,619     4,680
                                                              --------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (44,000)    65,538      (523)
CASH AND CASH EQUIVALENTS, beginning of period..............    69,204      3,666     4,189
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 25,204   $ 69,204   $ 3,666
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Cash paid for interest....................................  $  2,630   $  1,308   $   500
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of liabilities into common or preferred
    stock...................................................  $     --   $  3,561   $   160
  Acquisition of equipment pursuant to capital lease
    obligations.............................................     1,745     18,735     5,582
  Issuance of warrants in connection with financing
    agreements..............................................        --      3,320       127
  Conversion of preferred stock into common stock...........        --     72,067        --
  Cashless exercise of warrants.............................        --        501        --

   The accompanying notes are an integral part of these financial statements.

                       GENAISSANCE PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) ORGANIZATION AND OPERATIONS

    Genaissance Pharmaceuticals, Inc. (the Company) is seeking to create personalized medicines through the integration of gene variation into drug development. The Company discovers inherited differences, or genomic markers, that exist in human genes. The Company uses its technological capabilities and methods as well as its clinical genetic development skills to identify the genomic markers that appear to define a patient population that responds best to a medication and has a superior safety profile. The Company intends to create new therapeutic products for these patient populations by changing the formulation of existing drugs and also by completing the development of drugs through joint ventures and license agreements. In addition, the Company markets its technology and its predictive genomic markers to the pharmaceutical and biotechnology industries as a means to improve the development, marketing and prescribing of drugs.

    In addition to the normal risks associated with a business venture, there can be no assurance that the Company's technologies will be successfully commercialized, that the Company will be successful in using its technologies to develop new drugs from existing drugs and drugs still in development, that the Company will obtain adequate patent protection for its technologies, and that any products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies. The Company expects to incur substantial expenditures in the foreseeable future for its research and development and commercialization of its products. The Company's management believes, based upon its current business plans and existing financial resources, that it will have the ability to fund its operations for at least
18 months.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company earns its revenues primarily through the licensing of its HAP Technology and by HAP Typing services. The Company has also entered into agreements which provide for future milestones and royalty payments. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) and in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by Statement of Position 98-9. In accordance therewith, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed. Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

    During 1996, the Company entered into a sublicense agreement with Visible Genetics, Inc. (VGI) which provided VGI with the right to use the inventions claimed in a patent in a defined field of use until the expiration of the patent in June 2012 (License Term). In consideration thereof, the Company received cash, equipment and VGI's common stock. In 2000, the Company amended the license to expand the field of use and to reduce the royalty rate on product sales. In consideration of such amendment, VGI paid the Company a nonrefundable fee of $2,050. The Company is recognizing the payments from the agreement by amortizing such payments into revenue, on a straight-line basis, over the License Term. The Company recognizes the royalties when earned.

    Amounts received in advance of revenue recognition are recorded as deferred revenue.

                       GENAISSANCE PHARMACEUTICALS, INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SOFTWARE DEVELOPMENT COSTS

    The Company enters into agreements to license its HAP Technology, including its DECOGEN-REGISTERED TRADEMARK- Information System, to third parties. The Company evaluates the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LICENSED OR OTHERWISE MARKETED. The Company has developed a product for a market that is subject to rapid technological change, new product development, and changing customer needs. In addition, the ability to continue to market the product is contingent upon the Company's ability to successfully populate the database. The Company has concluded that technological feasibility is established when a product design and working model of the software product has been completed and the completeness of the working model and its consistency with the product design has been confirmed by testing. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

LONG-LIVED ASSETS

    The Company accounts for its investments in long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has reviewed its long-lived assets and has determined that no impairments currently exist.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to expense as incurred.

PATENT AND LICENSED TECHNOLOGY COSTS

    The Company expenses the costs of obtaining patents and licensed technology until such point that the realization of the carrying value of these costs is reasonably assured.

ROYALTY OBLIGATIONS

    Included in the accompanying balance sheets is a $300 royalty obligation related to a 1993 grant from the Department of Economic and Community Development of the State of Connecticut (DECD). Under the terms of the agreement, the Company is required to make royalty payments based upon the greater of 2% of net product revenue, as defined, or $2 per month. The royalties will be satisfied when total payments equal the original amount of the grant plus interest calculated at 6.2% per annum.

                       GENAISSANCE PHARMACEUTICALS, INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During each of 2001, 2000 and 1999, the Company made payments of $19 in full payment of the 6.2% per annum interest obligation during such years.

SEGMENT REPORTING

    SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment. In addition, all revenues are generated from United States and Canadian entities, and all long-lived assets are maintained in the United States.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments include cash and cash equivalents, receivables, marketable securities, and long-term debt. Cash and cash equivalents, receivables, and marketable securities are carried at fair value. Long-term debt is carried at cost, which management believes approximates fair value based upon recent borrowing rates obtained over the past twelve months.

OTHER COMPREHENSIVE INCOME (LOSS)

    The Company presents its financial statements in accordance with SFAS
No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company has included this presentation as a component of the statements of stockholders' equity and comprehensive loss. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). This statement requires that financial statements report unrealized gains or losses on investments as a component of other comprehensive income or loss.

    The Company's other comprehensive income (loss) amounted to $63, $54, and $6, for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts resulted from the net appreciation of marketable securities, net of gains recognized in income during the applicable year.

NET LOSS PER COMMON SHARE

    The Company computes and presents net loss per common share in accordance with SFAS No. 128, EARNINGS PER SHARE. There is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,611, 3,039, and 3,678, shares of common stock at December 31, 2001, 2000 and 1999, respectively.

    Upon the consummation of the Company's initial public offering in August 2000 (Note 8), all of the Company's then outstanding preferred stock automatically converted into 12,704 shares of common stock and certain of the Company's then outstanding common stock warrants were automatically exercised for 62 shares of common stock.

                       GENAISSANCE PHARMACEUTICALS, INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the pro forma net loss per share for the years ended December 31, 2000 and 1999, assuming conversion of outstanding shares of preferred stock and automatic exercise of warrants from date of original issuance (Note 8).

                                                            2000       1999
                                                          --------   --------
Numerator--
  Net loss applicable to common shareholders............  $(93,273)  $(11,531)
  Preferred stock dividends and accretion...............     6,327      2,082
  Puttable warrant interest expense.....................       376        125
                                                          --------   --------
  Pro forma net loss applicable to common
    shareholders........................................  $(86,570)  $ (9,324)
                                                          ========   ========
Denominator--
  Weighted average common shares........................    10,908      2,719
  Weighted average effect of pro forma securities--
    Series A and KBL....................................     1,429      2,438
    Series B and KBH....................................     3,809         --
    Series C............................................       607         --
    Warrants............................................        37         45
                                                          --------   --------
Denominator for pro forma basic and diluted
  calculation...........................................    16,790      5,202
                                                          ========   ========
Net loss per share--
  Basic and diluted.....................................  $  (8.55)  $  (4.24)
Pro forma basic and diluted.............................     (5.16)     (1.79)

RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES, which, as amended by SFAS No. 137, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and was required for fiscal years beginning after January 1, 2001. The adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141, which was required for all transactions completed after June 30, 2001, and SFAS No. 142, which is required for fiscal years beginning after December 15, 2001, will have no historical impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not believe that the adoption of this principle will have a material impact on either the operating results or the financial position of the Company.

                       GENAISSANCE PHARMACEUTICALS, INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

(3) MARKETABLE SECURITIES AND EQUITY INVESTMENTS

    The Company classifies its marketable securities as "available for sale" and, accordingly, carries these investments at their aggregate fair value. Unrealized gains or losses on these investments are included as a separate component of stockholders' equity (deficit) and comprehensive loss (Note 2). The Company's marketable securities as of December 31, 2001 and 2000, consisted principally of corporate bonds. As of December 31, 2001, these securities had a maximum maturity of less than 18 months and carried a weighted average interest rate of approximately 3.13%. The amortized cost of these securities differed by their fair values by $117 and $54 as of December 31, 2001 and 2000, respectively.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Equipment, computers and software........................  $  6,684   $ 3,844
Equipment under capital leases...........................    25,988    24,243
Leasehold improvements and office equipment..............     9,080     7,507
                                                           --------   -------
                                                             41,752    35,594
Less--accumulated depreciation and amortization..........   (13,244)   (4,869)
                                                           --------   -------
    Total property and equipment, net....................  $ 28,508   $30,725
                                                           ========   =======

    These assets are stated at cost and are being depreciated and amortized over the shorter of their lease term or their estimated useful lives on a straight-line basis as follows:

Equipment, computers and software...........................  3-4 years
Office equipment............................................  5 years
Leasehold improvements......................................  10 years
Equipment under capital lease...............................  3-5 years

    Accumulated depreciation related to equipment under capital leases was $9,618 and $3,535 at December 31, 2001 and 2000, respectively.

    The Company accounts for internal use software in accordance with Statement of Position 98-1 (SOP 98-1), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP

                       GENAISSANCE PHARMACEUTICALS, INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) PROPERTY AND EQUIPMENT (CONTINUED)
98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal use software development project. The Company's policy is to capitalize all such costs and to amortize such costs over the estimated useful life of the software. Net capitalized costs associated with this software were $43 and $78 as of December 31, 2001 and 2000, respectively.

    Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred.

(5) FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Notes payable to Connecticut Innovations, Inc. (CII) bearing interest at 6.5%, payments of interest only for a defined
  period and monthly payments of principal and interest
  thereafter................................................   $5,116     $4,804

Note payable to TransAmerica Business Corp. (TBCC) bearing
  interest at 12.98%, monthly payments of principal and
  interest of $72 are payable through August 2002...........      485      1,296
                                                               ------     ------
  Total long-term debt......................................    5,601      6,100
  Less -- current portion...................................     (672)      (795)
                                                               ------     ------
  Total long-term debt, less current portion................   $4,929     $5,305
                                                               ======     ======

    The Company has entered into three financing agreements (the Agreements) with Connecticut Innovations, Inc. (CII), a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company's facility expansion. The Agreements provide for interest only with principal payments based on a 120 month amortization beginning April, 2001 through October, 2002, with final balloon payments due in April, 2007 through June, 2011. Borrowings under the Agreements are secured by the related leasehold improvements.

    Aggregate future maturities of the notes payable are as follows:

  YEAR ENDED DECEMBER 31
  ----------------------
  2002........................................................    $  672
  2003........................................................       398
  2004........................................................       425
  2005........................................................       453
  2006........................................................       483
  Thereafter..................................................     3,170
                                                                  ------
                                                                  $5,601
                                                                  ======

(6) CAPITAL LEASES

    Capital lease obligations related to equipment consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Capital lease obligations to Finova Capital Credit Corp.
  payable in varying installments through August 2004,
  bearing interest from 8.15% to 10.07%, secured by the
  related equipment.......................................  $ 9,725    $13,453
Capital lease obligations to Newcourt Financial USA, Inc.
  payable in varying installments through November 2003,
  bearing interest from 10.5% to 11.8%, secured by the
  related equipment.......................................    1,052      1,550
Capital lease obligations to Oxford Venture Finance LLC
  payable in varying installments through October 2004,
  bearing interest from 10.85% to 12.46%, secured by the
  related equipment.......................................    5,112      5,833
Capital lease obligation to IBM Credit Corp., payable in
  varying installments through October 2003 bearing
  interest at 11.77%, secured by the related equipment....      661         --
Other.....................................................       43        121
                                                            -------    -------
Total capital lease obligations...........................  $16,593    $20,957
                                                            =======    =======

    Aggregate future maturities under these capital leases are as follows:

  YEAR ENDED DECEMBER 31,
  -----------------------
    2002......................................................   $ 8,055
    2003......................................................     7,280
    2004......................................................     3,247
    2005......................................................        55
                                                                 -------
                                                                  18,637
  Less -- amount representing interest........................     2,044
                                                                 -------
      Total capital lease obligations.........................    16,593
  Less -- current portion.....................................     6,759
                                                                 -------
        Total capital lease obligations, less current
          portion.............................................   $ 9,834
                                                                 =======

    During 2000 and 1999, in connection with entering into certain leasing arrangements, the Company granted warrants to purchase an aggregate of 80 shares of common stock at a weighted average exercise price of $8.39 per share. Deferred financing costs of $439, which approximated the fair value of these warrants at the date of issuance, are being amortized into interest expense over the term of the related leases (Note 9).

    The Company's capital lease arrangements allow it to purchase the related equipment at the completion of the lease term as defined in the agreements.

(7) CONVERTIBLE PROMISSORY NOTE

    In November 1999, the Company borrowed $3,500 under convertible promissory notes, which bore interest at 8% per annum. The convertible promissory notes were converted into preferred stock in 2000 in connection with the issuance of the Series B and KBH preferred stock (Note 8) based upon the fair value of the preferred stock at the time of conversion.

(8) PREFERRED STOCK

    In March 2000, the Company sold 1,539 shares of Series C Redeemable Convertible Preferred Stock (Series C) at $8.25 per share resulting in proceeds of $11,883, net of issuance expenses of $817.

    In February and March 2000, the Company sold 8,728 shares of Series B and Series KBH Redeemable Convertible Preferred Stock (collectively, Series B) for $5.50 per share resulting in proceeds of $42,042, net of cash issuance costs of $2,375 and net of the conversion of $3,500 of convertible promissory notes, and related interest, which were issued in 1999 (Note 7) and which were converted into 636 shares of Series B based upon a per share conversion price of $5.50 per share. In connection with this offering, the investment banker was issued a warrant (which is exercisable through February 2005) to purchase 400 shares of common stock at $6.05 per share (Note 9). The Company recorded additional issuance costs of $2,892, which approximated the fair value of the warrant at the date of issuance.

    In 1998, the Company sold 2,250 shares of Series A and Series KBL Redeemable Convertible Preferred Stock (collectively, Series A) at $4.00 per share resulting in aggregate proceeds of $8,769, net of issuance costs of $231.

    Upon the completion of the Company's initial public offering in August 2000, all preferred stock was automatically converted into 12,704 shares of common stock.

    While outstanding, the Company's Series A, B and C shares (collectively, the Preferred) earned dividends at 8% per annum. In addition, the holders of the Preferred had certain rights which could have required that the Company repurchase such shares, commencing in 2005, at the greater of the original purchase price plus accrued but unpaid dividends or fair value, as defined. As a result of such dividend and redemption rights, during 2000 and 1999, the Company recognized $6,327 and $2,083, respectively, of accretion in the carrying value of the redeemable preferred stock which is reflected in the accompanying 2000 and 1999 statements of stockholders' equity (deficit) and comprehensive loss.

    As a result of the Company's initial public offering, dividends earned subsequent to the Series B and C issuance dates were no longer required to be paid. Included in long-term liabilities of the accompanying balance sheets is $1,159 of accrued dividends earned on the Series A prior to the issuance of the Series B and C, which continue to be payable.

    In connection with the sale of Series B and C, the Company also recorded a charge to accumulated deficit of $50,180, which represented the beneficial conversion feature of this stock. This amount was accounted for in 2000 as a dividend to these preferred stockholders and as a result, increased the Company's paid in capital, net loss applicable to common shareholders and the related net loss per common share.

(9) COMMON STOCK, STOCK OPTIONS AND WARRANTS

COMMON STOCK

    At December 31, 2001, the Company has authorized 58,000 shares of common stock. As of December 31, 2001, 4,334 shares have been reserved for issuance under warrants and the Company's stock options and employee stock purchase plans.

    In August 2000, the Company issued 6,900 shares of common stock in connection with its initial public offering.

    In August 1999, the Company issued 71 shares of common stock in full satisfaction of an $160 outstanding obligation.

STOCK OPTION PLAN

    In 1993, the Board of Directors and stockholders approved the Stock Option Plan (the Plan) which provides for both incentive and nonqualified stock options. As of December 31, 2001, under the terms of the amended Plan, stock options may be granted for up to a maximum of 3,557 shares. Options granted under the Plan are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant. In the event of certain capital stock changes, the options are subject to adjustment in accordance with anti-dilution provisions.

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

    A summary of the status of the Company's stock option plan at December 31, 2001, 2000 and 1999 and changes during the periods then ended is presented below:

                                                          2001                  2000                  1999
                                                   -------------------   -------------------   -------------------
                                                              WEIGHTED              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE              EXERCISE
                                                   OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                   --------   --------   --------   --------   --------   --------
Outstanding, January 1...........................   2,512      $8.58        990      $2.37       514       $2.07
Granted..........................................     788       6.24      1,691      11.82       542        2.80
Cancelled or expired.............................    (140)     10.32        (56)      5.03       (61)       2.73
Exercised........................................     (76)      2.05       (113)      4.02        (5)       1.50
                                                    -----                 -----                  ---
Outstanding, December 31.........................   3,084      $8.06      2,512      $8.58       990       $2.37
                                                    =====                 =====                  ===
Options exercisable at December 31...............   1,385      $7.11        836      $4.83       268       $2.01
                                                    =====                 =====                  ===
Weighted average fair value of options granted
  during the year................................              $5.58                 $6.26                 $1.70

    The following table summarizes information about stock options at December 31, 2001:

                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        -------------------------------------   ----------------------
                                        WEIGHTED
                                        AVERAGE      WEIGHTED                 WEIGHTED
      RANGE OF                         REMAINING     AVERAGE                  AVERAGE
      EXERCISE            NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
       PRICES           OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------------   -----------   ------------   --------   -----------   --------
0.01$-$1.50.......           250           6.4        $1.26          250       $1.26
1.51$-$3.00.......           513           6.8         2.88          378        2.83
    $  3.01-$8.25            841           9.0         5.32          150        5.60
8.26$-$12.51......         1,313           7.3        11.83          550       11.86
12.5$2-$32.20.....           167           8.7        18.38           57       19.21
                           -----         -----        -----        -----       -----
                           3,084           7.7        $8.06        1,385       $7.11
                           =====         =====        =====        =====       =====

    During 2001, 2000 and 1999, options to purchase 703, 1,362 and 381 shares, respectively, of common stock were granted at an exercise price equal to the fair value of the common stock on the date of grant at weighted average exercise prices of $6.00, $12.80 and $3.00, respectively, per share. The weighted average fair value of these options at the date of grant, as prescribed by SFAS
No. 123, was $4.86, $7.77 and $2.32 during 2001, 2000, and 1999, respectively.
In addition, options to purchase 85, 329 and 161 shares, respectively, of common stock were granted at an exercise price less than the fair value of the common stock on the date of grant at weighted average exercise prices of $8.25, $7.77 and $2.32, respectively, per share. The weighted average fair values of these options at the date of grant, as prescribed by SFAS No. 123, was $11.42, $5.78 and $1.27, during 2001, 2000 and 1999, respectively.

    Total compensation expense recorded in the accompanying statements of operations associated with employee stock options is $391, $381, and $12 for the years ended December 31, 2001, 2000 and 1999, respectively. Unamortized compensation expense associated with outstanding stock options at December 31, 2001 is approximately $977,000.

    The Company accounts for options granted to consultants, which include scientific advisory board members, using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus
No. 96-18. During the year ended December 31, 2000, the Company elected to fully vest all unvested options previously granted to scientific advisory board members. Accordingly, the Company recorded a compensation charge in the quarter ended March 31, 2000 based upon the incremental fair value and previously recognized compensation expense associated with these options at the time of vesting. Total compensation expense recorded in the accompanying statements of operations associated with these consultant options is $107, $1,675 and $434 for the years ended December 31, 2001, 2000 and 1999, respectively.

    In 1996, in connection with a change in management of the Company, the Company's current Chief Executive Officer and Chief Financial Officer (the Officers) entered into a stock purchase agreement (Officer Stock Purchase Agreement) with a then officer and major shareholder of the Company (Former
CEO). The Officer Stock Purchase Agreement permitted the Officers to purchase shares of common stock from the Former CEO in exchange for notes payable aggregating $320 (Officer Stock Notes). The notes were collateralized by the stock and were payable at the earlier of August 31, 2001 or an initial public offering or change in control, as defined. The Company recognized this transaction as a compensatory arrangement between the Company and the Officers and accordingly recognized a non-cash compensation expense of $2,880 and $320 in 2000 and 1999, respectively.

    In 2000, upon successful completion of the initial public offering, the Company's board of directors elected to assume the $320 of Officer Stock Notes. The Company recognized compensation expense of $320 during 2000 as a result of the assumption of such Officer Stock Notes. Such forgiveness is included in stock based compensation in the accompanying statement of operations.

    The Company has computed the pro forma disclosures required under SFAS
No. 123 for options granted to employees using the Black-Scholes option pricing model. The weighted average assumptions used are as follows:

                                                2001         2000          1999
                                              --------   -------------   --------
Risk free interest rate.....................   4.24%         6.1%          6.0%
Expected dividend yield.....................    None         None          None
Expected lives..............................  5 years       7 years      7 years
Expected volatility.........................    117%      0% and 145%      None

    Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   2001        2000        1999
                                                 ---------   ---------   ---------
Net (loss) applicable to common stockholders:
  As reported..................................  $(47,582)   $(93,273)   $(11,531)
  Pro forma....................................   (50,748)    (95,157)    (11,625)
Net (loss) per common share, basic and diluted:
  As reported..................................     (2.09)      (8.55)      (4.24)
  Pro forma....................................     (2.23)      (8.72)      (4.27)

EMPLOYEE STOCK PURCHASE PLAN

    During fiscal 2000, the board of directors adopted the Employee Stock Purchase Plan 2000 (ESPP). Under the ESPP, eligible employees may purchase common stock at not less than 85% of fair value, as defined. Under the ESPP, the Company's compensation committee grants rights to purchase the shares under the ESPP. The Company has reserved 250 shares of common stock for issuance under the ESPP. As of December 31, 2001, 20 shares have been issued under the ESPP.

STOCK WARRANTS

    The Company has issued warrants in connection with certain of its financing and capital raising activities.

    As of December 31, 2001, the Company had warrants outstanding to purchase 527 shares of common stock of the Company at a weighted average exercise price of $6.08. The warrants expire from November, 2003 through April, 2006. Certain warrants include anti-dilutive provisions, as defined.

(10) INCOME TAXES

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

    The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
Statutory rate..........................................    34.0%      34.0%      34.0%
State tax benefit, net of Federal taxes.................    12.6        4.9        4.8
Other...................................................    (1.0)       2.0       (1.5)
Increase in deferred tax valuation allowance............   (37.7)     (40.9)     (37.3)
                                                           -----      -----      -----
                                                             7.9%        --%        --%
                                                           =====      =====      =====

    The Company has available, at December 31, 2001, unused net operating loss carryforwards of approximately $94.6 million and $93.6 million which may be available to offset future Federal and state taxable income, respectively, if any. The future utilization of these carryforwards may be limited on a permanent basis due to changes within the Company's current and future ownership structure as defined within the internal revenue code. Federal carryforwards are scheduled to expire beginning in 2007 through 2021. State carryforwards are scheduled to expire from 2002 through 2021.

    As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for a cash payment in exchange for foregoing the carryforward of the research and development credits. The program provides for the exchange of research and development credits at a rate of 65% of the annual incremental research and development tax credit, as defined. During 2001, the Company filed a claim to sell their 2000 incremental research and development credit and, as a result, recognized a state income tax benefit of approximately $2.6 million. In addition, as of December 31, 2001, the Company has recorded an income tax receivable of $1.5 million for the estimated proceeds from selling of their the 2001 research and development tax credit. The components of deferred income tax assets as of December 31, 2001 and 2000 are as follows:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards and tax credits..........  $40,816    $16,850
  Other.....................................................    2,256      4,140
                                                              -------    -------
Total deferred tax assets...................................   43,072     20,990
Less--valuation allowance for deferred tax assets...........  (43,072)   (20,990)
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

    The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2001 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax asset.

(11) COMMITMENTS AND CONTINGENCIES

401(K) RETIREMENT PLAN

    The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company matches 25% of employee contributions, up to 8% of employee compensation. The Company contributed $122, $60 and $25 to the plan during 2001, 2000 and 1999, respectively.

ROYALTY AND OTHER COMMITMENTS

    The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies management believes important to the Company's overall business strategy. The terms of certain of these agreements provide for the Company to pay future royalty payments based on product sales or sublicense income generated from the applicable technologies, if any. Additionally, certain agreements call for future payments upon achievement of certain milestones. The Company recorded expenses of $4,728, $2,417 and $202 during 2001, 2000 and 1999, respectively. The aggregate future annual minimum payments (assuming non-termination of these agreements) is as follows:

2002........................................................   $3,205
2003........................................................       88
2004........................................................      113
2005........................................................      113
2006........................................................      113

    In connection with the Company's initial license of a patent from a University, the Company is obligated to pay both the University and the inventor of the technology a sublicense royalty fee. The inventor of the technology subsequently joined the Company and is currently the Chief Executive Officer of the Company. The Company has elected to recognize this expense as incurred. Future royalty payments from the Licensor, if any, will also be subject to a sublicense royalty fee. Included in the accompanying statements of operations for the years ended December 31, 2001, 2000 and 1999, are $54, $530 and $20, respectively, of related sublicensing fees.

OPERATING LEASES

    The Company leases its operating facilities located in New Haven, Connecticut. The lease agreements require annual lease payments of $816 per year increasing to $1,101 per year over the original term, which expires in 2004. The Company has two five-year renewal options to extend the lease beyond its initial term. The Company is recording the expense associated with the lease on a straight line basis over the expected term of the lease.

    In addition to the operating lease for the Company's current facility, the Company also has operating leases for various office equipment.

    Rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,055, $549 and $213, respectively.

    Future minimum payments under all non-cancelable operating leases in effect as of December 31, 2001 are as follows:

2002........................................................   $1,168
2003........................................................    1,178
2004........................................................    1,146
2005........................................................    1,085
2006........................................................      758
Thereafter..................................................    4,084

(12) SIGNIFICANT CUSTOMERS AND FOREIGN BASED REVENUES

    For fiscal years 2001, 2000 and 1999, a foreign based customer accounted for approximately 6%, 34% and 18% of revenues, respectively. The following is a breakdown of revenue by major customers exceeding ten percent (10%) of revenue for the respective periods:

FOR THE YEAR ENDED:                              CUSTOMER A   CUSTOMER B   CUSTOMER C   CUSTOMER D
-------------------                              ----------   ----------   ----------   ----------
December 31, 2001..............................      41%          34%          19%          --
December 31, 2000..............................      29%          27%          --           34%
December 31, 1999..............................      --           --           --           18%

(13) QUARTERLY DATA--UNAUDITED

                                                                          2001
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
Revenues........................................    $    997      $  1,069      $  1,083      $  2,196
Operating expenses..............................      12,958        14,741        15,629        14,992
Operating loss..................................     (11,961)      (13,672)      (14,546)      (12,796)
Net loss applicable to common shareholders......     (11,192)      (13,209)      (11,801)      (11,380)
Net loss per common share:
Basic and diluted...............................        (.49)         (.58)        (0.52)        (0.50)

                                                                          2000
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
Revenues........................................    $     63      $     57      $     67      $    566
Operating expenses..............................       8,483         7,465        11,018        13,337
Operating loss..................................      (8,420)       (7,408)      (10,951)      (12,771)
Net loss applicable to common shareholders......     (60,438)      (10,094)      (11,408)      (11,333)
Net loss per common share:
Basic and diluted...............................      (21.49)        (3.57)        (0.74)        (0.50)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    NONE.

                                    PART III

    Items 10, 11, 12 and 13 of Part III (except for information required with respect to our executive officers which is set forth under "Executive Officers" in Item 1 of Part I of this report) have been omitted from this report, since we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into
Part III of this report.

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

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2001.

(c) EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
3.1(1)...............   Amended and Restated Certificate of Incorporation.
               3.3(2)   Amended and Restated By-laws of Genaissance Pharmaceuticals,
                        Inc.
               4.1(3)   Form of Common Stock Certificate.
               4.2(3)   Form of Common Stock Purchase Warrant, together with a list of warrant holders.
             10.1*(3)   2000 Amended and Restated Equity Incentive Plan.
            10.1A*(3)   Stock Option Plan.
             10.2*(3)   Employee Stock Purchase Plan 2000.
              10.3(3)   Form of Indemnification Agreement between Genaissance and
                        its directors.
              10.4(3)   Lease Agreement between Genaissance and Science Park
                        Development Corporation dated September 15, 1998.
              10.5(3)   Amendment No. 1 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 1, 1999.
              10.6(3)   Amendment No. 2 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 16,
                        1999.
             10.7*(3)   Genaissance 401(k) Plan.
             10.8(3)+   Collaboration Agreement between Genaissance and Telik, Inc.
                        dated February 11, 1998.
              10.9(3)   First Amendment to the Collaboration Agreement between
                        Genaissance and Telik, Inc. dated February 11, 1999.
            10.10(3)+   License Agreement between Genaissance and Visible Genetics,
                        Inc. dated November 21, 1996.
            10.11(3)+   Patent License Amending Agreement between Genaissance and
                        Visible Genetics, Inc. dated March 16, 2000.
             10.12(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated September 15, 1998.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
             10.13(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated December 1, 1999.
             10.14(3)   Master Lease Agreement between Genaissance and Finova
                        Technology Finance dated September 1998, and attached
                        Schedules.
             10.15(3)   Letter Agreement with Finova Capital Corporation dated
                        January 24, 2000.
             10.16(3)   Master Equipment Lease Agreement between Genaissance and
                        Oxford Venture Finance dated June 10, 1999, and attached
                        Schedules.
             10.17(3)   Master Lease Agreement between Genaissance and Newcourt
                        Financial USA Inc. dated March 26, 1999, and attached
                        Schedules.
            10.18*(3)   Employment Agreement with Gualberto Ruano dated August 24,
                        1998.
            10.19*(3)   Employment Agreement with Kevin Rakin dated August 24, 1998.
            10.20*(3)   Employment Agreement with Gerald F. Vovis dated April 15,
                        1999.
            10.21*(3)   Confidentiality and Non-Competition Agreement with Richard
                        Judson dated November 16, 1999.
            10.22(3)+   Strategic Alliance Agreement between Genaissance and
                        Sequenom, Inc. dated as of May 3, 2000.
             10.23(3)   Letter Agreement with Finova Capital Corporation dated June
                        7, 2000.
             10.24(3)   Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
            10.25(3)+   Collaboration Agreement with Gene Logic, Inc. dated June 28,
                        2000.
             10.26(3)   Second Amended and Restated Registration Rights Agreement
                        with the purchasers of Series A and Series KBL Non-voting
                        Preferred Stock dated March 10, 2000.
             10.27(3)   Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated
                        March 10, 2000.
             10.28(3)   Registration Rights Agreement with purchasers of Series C
                        Preferred Stock dated March 10, 2000.
             10.29(3)   Amendment No. 3 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated June 1, 2000.
             10.30(3)   Purchase Agreement with Connecticut Innovations,
                        Incorporated dated March 10, 1994.
             10.31(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated November 16, 1994.
             10.32(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated September 10, 1996.
             10.33(3)   Agreement Concerning Conversion of Convertible Note and
                        Connecticut Presence with Connecticut Innovations,
                        Incorporated dated August 24, 1998.
             10.34(3)   Supplemental Agreement to Agreement Concerning Conversion of
                        Convertible Note and Connecticut Presence with Connecticut
                        Innovations, Incorporated dated November 23, 1999.
             10.35(3)   Letter Agreement with Connecticut Innovations Incorporated dated February 17, 2000.
             10.36(3)   Loan and Security Agreement and Promissory Note with
                        Transamerica Business Credit Corporation dated April 30,
                        1999.
            10.37*(4)   Employment Agreement with Kenneth B. Kashkin dated September
                        13, 2000.
            10.38*(4)   Promissory Note with Gualberto Ruano dated August 7, 2000.
            10.39*(4)   Promissory Note with Kevin Rakin dated August 7, 2000.
            10.39*(4)   Promissory Note with Kevin Rakin dated August 1, 2000.
            10.41(5)+   Collaboration Agreement with Janssen Research Foundation
                        dated November 22, 2000.
             10.42(5)   Third Loan Agreement with Connecticut Innovations,
                        Incorporated dated July 26, 2000.
               10.43+   Agreement with Pfizer Inc. dated August 29, 2001. Filed
                        herewith.
               10.44+   HAP-TM- Focus Trial License Agreement with AstraZeneca UK
                        Limited dated as of November 29, 2001. Filed herewith.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
               10.45+   Mednostics-TM- Collaboration and License Agreement with
                        Biogen, Inc. dated as of January 31, 2002. Filed herewith.
               10.46+   International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4,
                        2002. Filed herewith.
               10.47+   Amendment, dated December 27, 2001, to Collaboration
                        Agreement with Gene Logic, Inc., dated June 28, 2000. Filed herewith.
               10.48+   HAP-TM- Focus Trial License Agreement with Biogen, Inc.
                        dated December 21, 2001. Filed herewith.
                10.49   Form of Registration Rights Agreement Waiver dated
                        February 18, 2002. Filed herewith.
                10.50   Employment Agreement with Richard Judson dated November 20,
                        2001. Filed herewith.
                10.51   Fourth Amendment to Lease between Science Park Development
                        Corporation and Genaissance dated September 30, 2001. Filed herewith.
                 23.1   Consent of Arthur Andersen LLP. Filed herewith.
                 99.1   Factors Affecting Future Operating Results. Filed herewith.

------------------------

* Indicates a management contract or compensatory plan.

+ Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission.

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

(4) Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(5) Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on March 7, 2002.

                                                       GENAISSANCE PHARMACEUTICALS, INC.

                                                       By:       /s/ GUALBERTO RUANO, M.D., PH.D
                                                            -----------------------------------------
                                                                   Gualberto Ruano, M.D., Ph.D
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
        /s/ GUALBERTO RUANO, M.D., PH.D.
     --------------------------------------       Chief Executive Officer and Director  March 7, 2002
          Gualberto Ruano, M.D., Ph.D.            (Principal Executive Officer)

                /s/ KEVIN RAKIN                   President, Chief Financial Officer
     --------------------------------------       (Principal Financial and Accounting   March 7, 2002
                  Kevin Rakin                     Officer) and Director

             /s/ JURGEN DREWS, M.D.
     --------------------------------------       Chairman of the Board                 March 7, 2002
               Jurgen Drews, M.D.

            /s/ HARRY H. PENNER, JR.
     --------------------------------------       Director                              March 7, 2002
              Harry H. Penner, Jr.

             /s/ SETH RUDNICK, M.D.
     --------------------------------------       Director                              March 7, 2002
               Seth Rudnick, M.D.

             /s/ CHRISTOPHER WRIGHT
     --------------------------------------       Director                              March 7, 2002
               Christopher Wright

    EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
3.1(1)...............   Amended and Restated Certificate of Incorporation.
               3.3(2)   Amended and Restated By-laws of Genaissance Pharmaceuticals,
                        Inc.
               4.1(3)   Form of Common Stock Certificate.
               4.2(3)   Form of Common Stock Purchase Warrant, together with a list of warrant holders.
             10.1*(3)   2000 Amended and Restated Equity Incentive Plan.
            10.1A*(3)   Stock Option Plan.
             10.2*(3)   Employee Stock Purchase Plan 2000.
              10.3(3)   Form of Indemnification Agreement between Genaissance and
                        its directors.
              10.4(3)   Lease Agreement between Genaissance and Science Park
                        Development Corporation dated September 15, 1998.
              10.5(3)   Amendment No. 1 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 1, 1999.
              10.6(3)   Amendment No. 2 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 16,
                        1999.
             10.7*(3)   Genaissance 401(k) Plan.
             10.8(3)+   Collaboration Agreement between Genaissance and Telik, Inc.
                        dated February 11, 1998.
              10.9(3)   First Amendment to the Collaboration Agreement between
                        Genaissance and Telik, Inc. dated February 11, 1999.
            10.10(3)+   License Agreement between Genaissance and Visible Genetics,
                        Inc. dated November 21, 1996.
            10.11(3)+   Patent License Amending Agreement between Genaissance and
                        Visible Genetics, Inc. dated March 16, 2000.
             10.12(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated September 15, 1998.
             10.13(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated December 1, 1999.
             10.14(3)   Master Lease Agreement between Genaissance and Finova
                        Technology Finance dated September 1998, and attached
                        Schedules.
             10.15(3)   Letter Agreement with Finova Capital Corporation dated
                        January 24, 2000.
             10.16(3)   Master Equipment Lease Agreement between Genaissance and
                        Oxford Venture Finance dated June 10, 1999, and attached
                        Schedules.
             10.17(3)   Master Lease Agreement between Genaissance and Newcourt
                        Financial USA Inc. dated March 26, 1999, and attached
                        Schedules.
            10.18*(3)   Employment Agreement with Gualberto Ruano dated August 24,
                        1998.
            10.19*(3)   Employment Agreement with Kevin Rakin dated August 24, 1998.
            10.20*(3)   Employment Agreement with Gerald F. Vovis dated April 15,
                        1999.
            10.21*(3)   Confidentiality and Non-Competition Agreement with Richard
                        Judson dated November 16, 1999.
            10.22(3)+   Strategic Alliance Agreement between Genaissance and
                        Sequenom, Inc. dated as of May 3, 2000.
             10.23(3)   Letter Agreement with Finova Capital Corporation dated June
                        7, 2000.
             10.24(3)   Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
            10.25(3)+   Collaboration Agreement with Gene Logic, Inc. dated June 28,
                        2000.
             10.26(3)   Second Amended and Restated Registration Rights Agreement
                        with the purchasers of Series A and Series KBL Non-voting
                        Preferred Stock dated March 10, 2000.
             10.27(3)   Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated
                        March 10, 2000.
             10.28(3)   Registration Rights Agreement with purchasers of Series C
                        Preferred Stock dated March 10, 2000.
             10.29(3)   Amendment No. 3 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated June 1, 2000.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
             10.30(3)   Purchase Agreement with Connecticut Innovations,
                        Incorporated dated March 10, 1994.
             10.31(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated November 16, 1994.
             10.32(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated September 10, 1996.
             10.33(3)   Agreement Concerning Conversion of Convertible Note and
                        Connecticut Presence with Connecticut Innovations,
                        Incorporated dated August 24, 1998.
             10.34(3)   Supplemental Agreement to Agreement Concerning Conversion of
                        Convertible Note and Connecticut Presence with Connecticut
                        Innovations, Incorporated dated November 23, 1999.
             10.35(3)   Letter Agreement with Connecticut Innovations Incorporated dated February 17, 2000.
             10.36(3)   Loan and Security Agreement and Promissory Note with
                        Transamerica Business Credit Corporation dated April 30,
                        1999.
            10.37*(4)   Employment Agreement with Kenneth B. Kashkin dated September
                        13, 2000.
            10.38*(4)   Promissory Note with Gualberto Ruano dated August 7, 2000.
            10.39*(4)   Promissory Note with Kevin Rakin dated August 7, 2000.
            10.39*(4)   Promissory Note with Kevin Rakin dated August 1, 2000.
            10.41(5)+   Collaboration Agreement with Janssen Research Foundation
                        dated November 22, 2000.
10.42(5).............   Third Loan Agreement with Connecticut Innovations,
                        Incorporated dated July 26, 2000.
               10.43+   Agreement with Pfizer Inc. dated August 29, 2001. Filed
                        herewith.
               10.44+   HAP-TM- Focus Trial License Agreement with AstraZeneca UK
                        Limited dated as of November 29, 2001. Filed herewith.
               10.45+   Mednostics-TM- Collaboration and License Agreement with
                        Biogen, Inc. dated as of January 31, 2002. Filed herewith.
               10.46+   International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4,
                        2002. Filed herewith.
               10.47+   Amendment, dated December 27, 2001, to Collaboration
                        Agreement with Gene Logic, Inc., dated June 28, 2000. Filed herewith.
               10.48+   HAP-TM- Focus Trial License Agreement with Biogen, Inc.
                        dated December 21, 2001. Filed herewith.
                10.49   Form of Registration Rights Agreement Waiver, dated
                        February 18, 2002. Filed herewith.
                10.50   Employment Agreement with Richard Judson dated November 20,
                        2001. Filed herewith.
                10.51   Fourth Amendment to Lease between Science Park Development
                        Corporation and Genaissance dated September 30, 2001. Filed herewith.
                 23.1   Consent of Arthur Andersen LLP. Filed herewith.
                 99.1   Factors Affecting Future Operating Results. Filed herewith.

------------------------

* Indicates a management contract or compensatory plan.

+ Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission.

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

(4) Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2000.

(5) Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2000.