Form 10-Q
period 2002-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2002-05-14
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2002              Commission File No. 000-30981


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

YES           X                               NO
   ------------------------                      -------------------------

Number of shares outstanding of the registrant's Common Stock as of May 10, 2002:

Common Stock, par value $.001                                22,792,987
                                                             shares outstanding

                        GENAISSANCE PHARMACEUTICALS, INC.

                      For the Quarter Ended March 31, 2002

                                      INDEX


                                                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheets as of March 31, 2002 and December 31, 2001.............................................   1-2

Statements of Operations for the three months ended March 31, 2002 and 2001...........................     3

Statements of Cash Flows for the three months ended March 31, 2002 and 2001...........................     4

Notes to Unaudited Financial Statements...............................................................   5-6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.....................................................  7-10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...................................    11

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds....................................................    12

Item 6(b) - Reports on Form 8-K.......................................................................    12

Signature.............................................................................................    13

                          Part 1: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.
                                 Balance Sheets
                      (In thousands, except per share data)


                                                               MARCH 31,             DECEMBER 31,
                                                                  2002                   2001
                                                            ---------------        ----------------
                                                             (UNAUDITED)

ASSETS
Current Assets:
   Cash and cash equivalents.......................         $        20,070      $           25,204
   Marketable securities...........................                  30,011                  34,469
   Accounts receivable.............................                     194                     359
   State income tax receivable.....................                   1,500                   1,500
   Other current assets............................                     989                   1,391
                                                            ---------------         ---------------

         Total current assets......................                  52,764                  62,923

PROPERTY AND EQUIPMENT, net........................                  26,293                  28,508

DEFERRED FINANCING COSTS, net......................                     332                     374

OTHER ASSETS.......................................                     476                     472
                                                            ---------------         ---------------

         Total assets..............................         $        79,865         $        92,277
                                                            ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt, including
     amounts due to related parties of $266
     and $187 at March 31, 2002 and December
     31, 2001, respectively........................         $           548         $           672
   Current portion of capital lease obligations....                   6,856                   6,759
   Accounts payable................................                   1,606                   2,607
   Accrued expenses................................                   4,068                   4,899
   Current portion of deferred revenue.............                     526                     211
                                                            ---------------         ---------------

         Total current liabilities.................                  13,604                  15,148
                                                            ---------------         ---------------

Long-Term Liabilities:
   Long-term debt, including amounts due to
     related parties of $4,832 and $4,929 at
     March 31, 2002 and December 31, 2001,
     respectively, less current portion............                   4,832                   4,929
   Capital lease obligations, less current portion.                   8,147                   9,834
   Deferred revenue, less current portion..........                   1,876                   1,928
   Royalty obligations.............................                     300                     300
   Accrued dividends...............................                   1,159                   1,159
                                                            ---------------         ---------------

         Total long-term liabilities...............                  16,314                  18,150
                                                            ---------------         ---------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                      (In thousands, except per share data)


                                                                MARCH 31,            DECEMBER 31,
                                                                  2002                   2001
                                                            ---------------        ----------------
                                                             (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

STOCKHOLDERS' EQUITY:
   Common stock, 58,000 authorized shares,
     $.001 par value, 22,793 and 22,783 shares
     issued and outstanding at March 31, 2002
     and December 31, 2001, respectively...........                      23                      23
   Additional paid-in capital......................                 219,458                 219,348
   Accumulated deficit.............................                (169,569)               (160,509)
   Net unrealized investment gains ..............                        35                     117
                                                            ---------------         ---------------

         Total stockholders' equity................                  49,947                  58,979
                                                            ---------------         ---------------

         Total liabilities and stockholders'
           equity..................................         $        79,865         $        92,277
                                                            ===============         ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            ---------------------------------------
                                                                  2002                    2001
                                                            ---------------         ---------------

License and service revenue........................         $         1,851         $           997
                                                            ---------------         ---------------

Operating Expenses:
    Research and development (1)...................                   8,188                   9,877
    General and administrative (1).................                   2,434                   2,946
    Sublicense royalty obligations.................                       7                      10
    Stock based compensation.......................                     110                     125
                                                            ---------------         ---------------

    Total operating expenses.......................                  10,739                  12,958
                                                            ---------------         ---------------

    Loss from operations...........................                  (8,888)                (11,961)

Interest income (expense), net.....................                    (172)                    769
                                                            ---------------         ---------------

Net loss attributable to common stockholders.......         $        (9,060)        $       (11,192)
                                                            ===============         ===============

Net loss per common share, basic and diluted.......         $          (.40)        $          (.49)
                                                            ===============         ===============

Weighted average shares used in computing
    net loss per common share......................                  22,786                  22,707
                                                            ===============         ===============


(1) Excludes non-cash, stock-based compensation
expense as follows:
    Research and development.......................         $            87         $            99
    General and administrative.....................                      23                      26
                                                            ---------------         ---------------
                                                            $           110         $           125
                                                            ===============         ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -----------------------------
                                                                                         2002            2001
                                                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $     (9,060)  $     (11,192)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization............................................            2,297           1,938
      Stock-based compensation.................................................              110             125
      Changes in assets and liabilities -
         Accounts receivable...................................................              165             157
         Other current assets..................................................              402            (672)
         Other assets..........................................................               (4)              4
         Accounts payable......................................................           (1,001)           (219)
         Accrued expenses......................................................             (831)         (1,144)
         Deferred revenue......................................................              263             (51)
                                                                                    ------------    ------------

               Net cash used in operating activities...........................           (7,659)        (11,054)
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.........................................              (40)         (2,158)
   Proceeds from sale of marketable securities.................................            4,376          19,611
                                                                                    ------------    ------------

               Net cash provided by investing activities.......................            4,336          17,453
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock..................................                -             122
   Repayment of long-term debt due to related parties, net.....................              (18)            326
   Repayment of long-term debt, net............................................             (203)           (237)
   Repayment of capital lease obligations......................................           (1,590)         (1,687)
                                                                                    ------------    ------------

               Net cash used in financing activities...........................           (1,811)         (1,476)
                                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................           (5,134)          4,923

CASH AND CASH EQUIVALENTS, beginning of period.................................           25,204          69,204
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period.......................................     $     20,070    $     74,127
                                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Acquisition of equipment pursuant to capital lease obligations...........     $          -    $      1,089


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                      For the Quarter Ended March 31, 2002
                                 (In thousands)

(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is seeking to create personalized medicines through the integration of gene variation into drug development. We discover inherited differences, or genomic markers, that exist in human genes. We use our technological capabilities and methods as well as our clinical genetic development skills to identify the genomic markers that appear to define a patient population that responds best to a medication and has a superior safety profile. We intend to create new therapeutic products for these patient populations by changing the formulation of existing drugs and also by completing the development of drugs through joint ventures and license agreements. In addition, we also market our technology and our predictive genomic markers to the pharmaceutical and biotechnology industries as a means to improve the development, marketing and prescribing of drugs.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2001 thereto included in our Annual Report on Form 10-K (File No. 000-30981). The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2002, and the results of our operations for the three-month period ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    EARNINGS PER SHARE

       We compute and present net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. For the three months ended March 31, 2002 and 2001, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented. The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,770 and 3,081 shares of common stock at March 31, 2002 and 2001.

(3)    REVENUE RECOGNITION

       We earn our revenues primarily through the licensing of our HAP Technology and by HAP Typing services. We have also entered into agreements which provide for future milestones and royalty payments. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101) and in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by Statement of Position 98-9. In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed. Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                      For the Quarter Ended March 31, 2002
                                 (In thousands)

(4)    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

       We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       We classify our marketable securities as "available for sale" and, accordingly, carry these investments at their aggregate fair value. Our marketable securities as of March 31, 2002 and December 31, 2001 consisted principally of corporate bonds. As of March 31, 2002, these securities had a maximum maturity of less than 18 months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management's expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process and other factors relating to our growth. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed under the heading "Factors Affecting Future Operating Results" in our annual report on Form 10-K (File No.000-30981) filed with the Securities and Exchange Commission on March 7, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.


OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of March 31, 2002, we had an accumulated deficit of $169.6 million. The majority of our operating losses have resulted from costs we incurred developing our HAP(TM) Technology and initiating our HAP(TM) Drug program. We expect to dedicate a significant portion of our resources for the foreseeable future to further develop and maintain our HAP(TM) Technology and to expand and intensify our commercialization activities, including the development of our HAP(TM) Drugs. To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen, Inc. (Biogen), AstraZeneca UK Limited (AstraZeneca), Pfizer, Inc., Janssen Research Foundation, a Johnson & Johnson Company (J&J), and Gene Logic, Inc. (GLI), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

License and service revenue consists primarily of proceeds received in connection with the licensing of our HAP(TM) Technology and the sublicensing of a patent. Revenue increased to approximately $1.9 million in the three months ended March 31, 2002 from $997,000 in the three months ended March 31, 2001. The increase in license revenue is attributable to the commercialization of our HAP(TM) Partnership program, including agreements entered into with Biogen in 2002 and AstraZeneca in 2001, as well as the agreement entered into with J&J during 2000. We are recognizing annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAP(TM) Marker discovery and HAP(TM) Typing, and facility-related costs. We expense our research and development costs as incurred. Research and development expenses decreased to approximately $8.2 million in the three months ended March 31, 2002 from approximately $9.9 million in the three months ended March 31, 2001. The decrease in expenses is primarily attributable to a decrease in material and reagent costs, a decrease in fees for technology licensed from third parties and a decrease in costs associated with our clinical trials as we have established our technology infrastructure and developed additional efficiencies in our HAP Marker discovery.

General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters. General and administrative expenses decreased to approximately $2.4 million in the three months ended March 31, 2002 from approximately $2.9 million in the three months ended March 31, 2001. The decrease is primarily attributable to a decrease in professional service fees incurred in connection with business development and marketing activities.

Stock-based and other non-cash compensation expense relates to options granted to employees and options granted to scientific advisory board members and consultants. Stock options granted to employees are accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. Stock based compensation decreased to approximately $110,000 in the three months ended March 31, 2002 from approximately $125,000 in the three months ended March 31, 2001.

Interest income (expense), net decreased to an expense of approximately ($172,000) in the three months ended March 31, 2002 from an income of approximately $769,000 in the three months ended March 31, 2001. The decrease is primarily the result of higher cash, cash equivalents and short-term investment balances in 2001 and lower interest rates after the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through March 31, 2002, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through March 31, 2002, we have received $4.5 million of government research grants and $11.5 million from license and service fees, royalties and research contracts. We also have received $26.2 million from capital lease financing arrangements and $8.2 million from other loans. We have acquired, through March 31, 2002, $41.8 million of property and equipment. The majority of these assets were financed through capital lease financing arrangements and other loans.

We expect to finance our operations in the short-term from cash we received in 2000 from sales of our common and preferred stock and revenue from our HAP Partnership program. Our business strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP Partnership program and to co-develop and/ or co-market our HAP Drug candidates. If we are unsuccessful in marketing our HAP Technology and our HAP Drugs, we may not generate sufficient revenues to sustain our operations at planned levels.

Cash used in operations for the three months ended March 31, 2002 was $7.7 million compared with $11.1 million for the same period in 2001. The cash used in operations for the three months ended March 31, 2002, resulted primarily from a net loss of $9.1 million and a $1.8 million decrease in accounts payable and accrued liabilities, partially offset by $2.4 million of non-cash charges for depreciation and amortization expense and non-cash stock based compensation. Cash used in operations for the three months ended March 31, 2001, resulted primarily from a net loss of $11.2 million, an increase of $672,000 in other assets and a decrease of $1.3 million in accrued expenses and accounts payable, partially offset by $2.1 million of non-cash charges for depreciation and amortization expense and non-cash stock based compensation.

Cash provided by investing activities for the three months ended March 31, 2002 was $4.3 million compared with $17.5 million for the same period in 2001. Proceeds from the sale of marketable securities totaled $4.4 million for the three months ended March 31, 2002, compared to $19.6 million for the same period in 2001. During the three months ended March 31, 2001, we used $40,000 of cash for purchases of property and equipment, compared to $2.2 million for the same period in 2001.

Cash used for financing activities for the three months ended March 31, 2002, was $1.8 million compared with $1.5 million for the same period in 2001. The primary use of cash from financing activities for the three months ended March 31, 2002 and 2001 was the repayment of capital lease obligations.

Our contractual cash obligations as of March 31, 2002, are as follows:


                                                                           Payments Due by Period
                                                                                (in thousands)
                                              -----------------------------------------------------------------------------------
                                              Total Amounts                       Fiscal Years     Fiscal Years     Fiscal Year
Contractual Obligations                         Committed       Fiscal 2002       2003 and 2004    2005 and 2006   2007 and later
----------------------------------            -------------     -----------       -------------    -------------   --------------

Long-Term Debt                                    $ 7,225         $    705          $  1,414          $1,414           $3,692
Capital Lease Obligations                          16,622            6,040            10,527              55                -
Operating Leases                                   10,120              897             2,324           2,096            4,803
Minimum License Obligations                         2,881            2,455               200             226                -
                                                  -------         --------          --------          ------           ------
Total Contractual Cash Obligations                $36,848         $ 10,097          $ 14,465          $3,791           $8,495
                                                  =======         ========          ========          ======           ======

Long-term debt consists primarily of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder of ours, used to finance certain leasehold improvements and other costs associated with our facility expansion. The agreements bear interest at 6.5%. The agreements provide for interest only with principal payments based on a 120-month amortization beginning April 2001 through October 2002, with final balloon payments due in April 2009 through June 2011. Borrowings under the agreements are secured by the related leasehold improvements.

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

We lease our operating facilities located in New Haven, Connecticut. The lease agreements require annual lease payments of $816,000 per year increasing to $1.1 million per year over the original term, which expires in 2004. We have two five-year renewal options to extend the lease agreements beyond the initial term. We are recording the expense associated with the lease on a straight-line basis over the expected term of the lease. In addition to the operating lease agreements for our current facility, we also have operating leases for various office equipment.

In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to pay future royalty payments and certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any. The amount of such payments will depend upon successful commercialization of applicable technologies, if any. The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

Capital expenditures are not expected to exceed $2.0 to $3.0 million for each of fiscal 2002 and 2003.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

         o        the demand for our HAP(TM) Technology;

         o        the efforts and success of our HAP(TM) Partnership program;

         o        the results of our HAP(TM) Drug program;

         o the commercialization of intellectual property derived from our HAP(TM) Drug program;

         o        the level of competition we face;

         o        our ability to maintain and develop our HAP(TM) Technology;
                  and

         o        our ability to effectively manage operating expenses.

On March 31, 2002, cash, cash equivalents and short-term investments totaled $50.1 million compared to $59.7 million at December 31, 2001. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for approximately 18 months. To execute our business plan, we will need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Subject to market conditions and other factors, we intend to pursue opportunities to raise additional funding during the remainder of the current year. We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.

INCOME TAXES

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. At December 31, 2001, we had available unused net operating loss carryforwards of approximately $94.6 million which may be available to offset future federal taxable income and approximately $93.6 million which may be available to offset future state taxable income. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2002, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141 and SFAS No. 142, had no historical impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 modifies the rules for accounting for the impairment of disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 had no impact on our results of operations or financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of March 31, 2002.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through March 31, 2002, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. We intend to continue to use the proceeds in a similar manner in the future. As of March 31, 2002, $50.1 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

ITEM 6(b) - REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GENAISSANCE PHARMACEUTICALS, INC.


Date: May 14, 2002             By: /s/ KEVIN L. RAKIN
                                   --------------------------------------------
                                   Kevin L. Rakin
                                   President and Chief Financial Officer
                                   (Principal Executive and Accounting Officer)