Form 10-Q
period 2002-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2002-08-14
CIK 1110009

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO. 000-30981


                        GENAISSANCE PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                   06-1338846
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                 FIVE SCIENCE PARK, NEW HAVEN, CONNECTICUT 06511
              (Address of principal executive office and zip code)

                                 (203) 773-1450
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     The number of shares outstanding of the Registrant's common stock as of August 6, 2002 was 22,827,353.

================================================================================

                        GENAISSANCE PHARMACEUTICALS, INC.

                       For the Quarter Ended June 30, 2002

                                      INDEX

                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheets as of June 30, 2002 and December 31, 2001.................................................1-2

Statements of Operations for the three and six months ended June 30, 2002 and 2001.........................3

Statements of Cash Flows for the six months ended June 30, 2002 and 2001...................................4

Notes to Unaudited Financial Statements..................................................................5-6

Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......................................................7-20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................21

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds........................................................21

Item 4 - Submission of Matters to a Vote of Security Holders..............................................22

Item 6 - Exhibits and Current Reports on Form 8-K.........................................................22

Signature.................................................................................................23

                          Part 1: Financial Information

Item 1 - Financial Statements:

                        GENAISSANCE PHARMACEUTICALS, INC.
                                 Balance Sheets
                      (In thousands, except per share data)

                                                          JUNE 30,     DECEMBER 31,
                                                           2002           2001
                                                         -----------   -----------
                                                         (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents ..........................   $  25,654    $  25,204
   Marketable securities ..............................      16,531       34,469
   Accounts receivable ................................         171          359
   State income tax receivable ........................       1,000        1,500
   Other current assets ...............................         621        1,391
                                                          ---------    ---------

         Total current assets .........................      43,977       62,923

Property and equipment, net ...........................      18,073       28,508

Deferred financing costs, net .........................         289          374

Other assets ..........................................         953          472
                                                          ---------    ---------

         Total assets .................................   $  63,292    $  92,277
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt, including amounts
     due to related parties of $335 and $187 at
     June 30, 2002 and December 31, 2001, respectively    $     406    $     672
   Current portion of capital lease obligations .......       6,915        6,759
   Accounts payable ...................................       1,180        2,607
   Accrued expenses ...................................       3,381        4,899
   Current portion of deferred revenue ................         306          211
                                                          ---------    ---------

         Total current liabilities ....................      12,188       15,148
                                                          ---------    ---------

Long-Term Liabilities:
   Long-term debt, including amounts due to related
     parties of $4,736 and $4,929 at June 30, 2002
     and December 31, 2001, respectively, less
     current portion ..................................       4,736        4,929
   Capital lease obligations, less current portion ....       6,446        9,834
   Deferred revenue, less current portion .............       1,825        1,928
   Royalty obligations ................................         300          300
   Accrued dividends ..................................       1,159        1,159
                                                          ---------    ---------

         Total long-term liabilities ..................      14,466       18,150
                                                          ---------    ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                 Balance Sheets
                      (In thousands, except per share data)

                                                          JUNE 30,     DECEMBER 31,
                                                           2002           2001
                                                         -----------   -----------
                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
   (Continued)

STOCKHOLDERS' EQUITY:
   Common stock, 58,000 authorized shares, $.001 par
     value, 22,827 and 22,783 shares issued and
     outstanding at June 30, 2002 and
     December 31, 2001, respectively ..................          23           23
   Additional paid-in capital .........................     219,593      219,348
   Accumulated deficit ................................    (183,033)    (160,509)
   Net unrealized investment gains ....................          55          117
                                                          ---------    ---------

         Total stockholders' equity ...................      36,638       58,979
                                                          ---------    ---------

         Total liabilities and stockholders'
           equity .....................................   $  63,292    $  92,277
                                                          =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,

                                                      2002        2001        2002        2001
                                                      ----        ----        ----        ----
License and service revenue ....................   $  1,933    $  1,069    $  3,784    $  2,066
                                                   --------    --------    --------    --------

Operating Expenses:
    Research and development (1) ...............      6,595      11,522      14,790      21,409
    General and administrative (1) .............      2,494       3,059       4,928       6,005
    Impairment of fixed assets .................      6,000        --         6,000        --
    Stock based compensation ...................         97         160         207         285
                                                   --------    --------    --------    --------

    Total operating expenses ...................     15,186      14,741      25,925      27,699
                                                   --------    --------    --------    --------

    Loss from operations .......................    (13,253)    (13,672)    (22,141)    (25,633)

Interest income (expense), net .................       (210)        463        (383)      1,232
                                                   --------    --------    --------    --------

    Net loss attributable to common stockholders   $(13,463)   $(13,209)    (22,524)    (24,401)
                                                   ========    ========    ========    ========

Net loss per common share, basic and diluted ...   $   (.59)   $   (.58)       (.99)      (1.07)
                                                   ========    ========    ========    ========


Weighted average shares used in computing
    net loss per common share ..................     22,793      22,758      22,790      22,772
                                                   ========    ========    ========    ========


(1) Excludes non-cash, stock-based compensation expense as follows:

    Research and development ...................   $     35    $    109    $    122    $    208
    General and administrative .................         62          51          85          77
                                                   --------    --------    --------    --------
                                                   $     97    $    160    $    207    $    285
                                                   ========    ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                  2002        2001
                                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................   $(22,524)   $(24,401)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................      4,590       4,036
      Impairment of fixed assets ............................................      6,000        --
      Stock-based compensation ..............................................        207         285
      Changes in assets and liabilities -
         Accounts receivable ................................................        188         108
         Other current assets ...............................................        770         518
         Other assets .......................................................         19          44
         Accounts payable ...................................................     (1,427)     (2,300)
         Accrued expenses ...................................................     (1,518)       (101)
         Deferred revenue ...................................................         (8)       (103)
                                                                                --------    --------

               Net cash used in operating activities ........................    (13,703)    (21,914)
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................        (70)     (3,503)
   Proceeds from sale of marketable securities ..............................     17,876      10,569
                                                                                --------    --------

               Net cash provided by investing activities ....................     17,806       7,066
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock ...............................         38         283
   Repayment of long-term debt due to related parties, net ..................       (414)       (439)
   Repayment of long-term debt, net .........................................        (45)        365
   Repayment of capital lease obligations ...................................     (3,232)     (3,100)
                                                                                --------    --------

               Net cash used in financing activities ........................     (3,653)     (2,891)
                                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................        450     (17,739)

CASH AND CASH EQUIVALENTS, beginning of period ..............................     25,204      69,204
                                                                                --------    --------

CASH AND CASH EQUIVALENTS, end of period ....................................   $ 25,654    $ 51,465
                                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Acquisition of equipment pursuant to capital lease obligations ........   $   --      $  1,089

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                       For the Quarter Ended June 30, 2002
                                 (In thousands)

(1)    BASIS OF PRESENTATION

       Genaissance Pharmaceuticals, Inc. is seeking to create personalized medicines through the integration of gene variation into drug development. We discover inherited differences, or genomic markers, that exist in human genes. We use our technological capabilities and methods as well as our clinical genetic development skills to identify the genomic markers that appear to define a patient population that responds best to a medication and has a superior safety profile. We market our technology and our predictive genomic markers to the pharmaceutical and biotechnology industries as a means to improve the development, marketing and prescribing of drugs. We also intend to use our predictive genomic markers to create new therapeutic products for specific patient populations by completing the development of drugs through joint ventures and license agreements.

       We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2001 thereto included in our Annual Report on Form 10-K (File No. 000-30981). The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2002, and the results of our operations for the three and six month periods ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)    EARNINGS PER SHARE

       We compute and present net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. For the three and six months ended June 30, 2002 and 2001, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented. The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,735 and 3,157 shares of common stock at June 30, 2002 and 2001, respectively.

(3)    REVENUE RECOGNITION

       We earn our revenues primarily through the licensing of our HAP(TM) Technology and by providing HAP(TM) Typing services. We have also entered into agreements which provide for future milestones and royalty payments. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101), and in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by Statement of Position 98-9. In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed. Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

(4)    IMPAIRMENT OF FIXED ASSETS

       In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144), effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121 (SFAS No. 121), for long-

                        GENAISSANCE PHARMACEUTICALS, INC.

                     Notes to Unaudited Financial Statements
                       For the Quarter Ended June 30, 2002
                                 (In thousands)

       lived assets to be held for use. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include, among others, the following:

            o a significant adverse change in the extent or manner in which a long-lived asset is being used;

            o a significant adverse change in the business climate that could affect the value of a long-lived asset; and

            o    a significant decrease in market value of assets.

       If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to its undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, we then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required. We determine the fair value of the fixed assets by discounting expected future cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our current business. If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

       During the quarter ended June 30, 2002, we determined that certain conditions had arisen which triggered the need to review our long-lived assets for potential impairment. The conditions included, but were not limited to, the overall business climate, in which we operate, and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets. Our review concluded that the carrying value of the long-lived assets exceeded their fair value by approximately $6.0 million. The impairment charge includes the write-down of sequencing equipment, computer hardware and software and leasehold improvements and is being allocated to the individual assets on a pro-rata basis.

(5)    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

       We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       We classify our marketable securities as "available for sale" and, accordingly, carry these investments at their aggregate fair value. Our marketable securities as of June 30, 2002 and December 31, 2001 consisted principally of corporate bonds. As of June 30, 2002, these securities had a maximum maturity of less than 12 months.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management's expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, significant growth in our revenues and other factors relating to our business. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed below under the heading "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date on which they are made. While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.


OVERVIEW

Since our inception, we have incurred significant operating losses, and, as of June 30, 2002, we had an accumulated deficit of $183.0 million. The majority of our operating losses have resulted from costs we incurred developing our HAP(TM) Technology and our clinical trials. We expect to dedicate a significant portion of our resources for the foreseeable future to maintain our HAP(TM) Technology, to service our current and future partners and to expand and intensify our commercialization activities. To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen, Inc. (Biogen), AstraZeneca UK Limited (AstraZeneca), Pfizer, Inc., Janssen Research Foundation, a Johnson & Johnson Company (J&J), and Gene Logic, Inc. (GLI), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants.

On August 5, 2002, we announced a restructuring and cost reduction program to revise our business focus and to align better our operating cost structure with our current and projected partner needs and projected revenues from our current and projected partners. The cost reduction program included a realignment of management responsibilities, a reduction in our workforce, and a decision to seek partners for all internal product development programs. The workforce was reduced by 20 percent to 110 employees in our third fiscal quarter with the majority of the workforce reductions occurring in the DNA sequencing facility and related informatics support. We will incur a charge for severance related costs of less than $200,000, which will be recorded in operating results in the third fiscal quarter.

As a result of the restructuring and cost reduction program, we expect future operating expenses to decrease, primarily in research and development expenses. In addition to reducing expenses, our plans and projections reflect a measurable reduction in our negative operating cash flow. These reductions in our negative operating cash flow assume significant year over year increases in revenues. There can be no assurance that revenues will continue to increase or that there will continue to be a decrease in the level of cash used to fund operations. If we are not successful in increasing revenues or reducing expenses, as planned, we may not be able to maintain our operations at planned levels.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

       o    Revenue recognition

       o    Valuation of long-lived assets

       REVENUE RECOGNITION. We earn our revenues primarily through the licensing of our HAP(TM) Technology and by providing HAP(TM) Typing services. We have also entered into agreements which provide for future milestones and royalty payments. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101), and in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2), as amended by Statement of Position 98-9. In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed. Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

       VALUATION OF LONG-LIVED ASSETS. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, among others, the following:

            o a significant adverse change in the extent or manner in which a long-lived asset is being used;

            o a significant adverse change in the business climate that could affect the value of a long-lived asset; and

            o    a significant decrease in the market value of assets.

       If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows an impairment charge is recorded. To determine the amount of the impairment charge, we compare the carrying value of the applicable fixed assets to their fair value. We determine the fair value of the fixed assets by discounting expected future cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our current business. If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

License and service revenue consisted primarily of proceeds received in connection with the licensing of our HAP(TM) Technology and the sublicensing of a patent. Revenue increased to approximately $1.9 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. The increase in license revenue is primarily attributable to the commercialization of our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program, including agreements entered into with Biogen in 2002, Pfizer in August 2001, and J&J during 2000. We are recognizing annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consisted primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAP(TM) Marker discovery and HAP(TM) Typing, and facility-related costs. We expense our research and development costs as incurred. Research and development expenses decreased to approximately $6.6 million in the three months ended June 30, 2002 from approximately $11.5 million in the three months ended June 30, 2001. The decrease in expenses is primarily attributable to the completion of our clinical trials and a decrease in material and reagent costs associated with the discovery of new HAP(TM) Markers.

General and administrative expenses consisted primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters. General and administrative expenses decreased to approximately $2.5 million in the three months ended June 30, 2002 from approximately $3.1 million in the three months ended June 30, 2001. The decrease is primarily attributable to a decrease in professional service fees incurred in connection with business development and marketing activities.

The impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility. During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment. These conditions included, but were not limited to, the overall business climate in which we operate, and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets. In particular, during the quarter ended June 30, 2002, we determined that our sequencing production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our ABI Prism(R)3700 DNA Analyzers. Accordingly, we performed an impairment review of our sequencing long-lived assets. As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group. To determine the impairment charge, we compared the carrying value of the applicable fixed assets to their fair value. We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business. As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flow to be generated by the asset group and we recorded a write-down of $6.0 million. The impairment charge is being allocated to the individual assets on a pro-rata basis. The revised carrying value of the assets will be depreciated over two years, the average remaining life of the primary asset of the group.

Stock-based and other non-cash compensation expense relates to options granted to employees and options granted to scientific advisory board members and consultants. Stock options granted to employees are accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. Stock based compensation decreased to approximately $97,000 in the three months ended June 30, 2002 from approximately $160,000 in the three months ended June 30, 2001.

Interest income (expense), net decreased to an expense of approximately ($210,000) in the three months ended June 30, 2002 from an income of approximately $463,000 in the three months ended June 30, 2001. The decrease is primarily the result of higher cash, cash equivalents and short-term investment balances in 2001 and the lower interest rates on investments after the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue increased to approximately $3.8 million in the six months ended June 30, 2002 from $2.1 million in the six months ended June 30, 2001. The increase in license revenue is attributable to the commercialization of our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program, including agreements entered into with Biogen in 2002, Pfizer and AstraZeneca in 2001, as well as the agreement entered into with J&J during 2000.

Research and development expenses decreased to approximately $14.8 million in the six months ended June 30, 2002 from approximately $21.4 million in the six months ended June 30, 2001. The decrease in expenses is primarily attributable to the completion of our clinical trials and a decrease in material and reagent costs associated with the discovery of new HAP(TM) Markers.

General and administrative expenses decreased to approximately $4.9 million in the six months ended June 30, 2002 from approximately $6.0 million in the six months ended June 30, 2001. The decrease is primarily attributable to a decrease in professional service fees incurred in connection with business development and marketing activities.

The impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility. During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment. These conditions included, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets. In particular, during the quarter ended June 30, 2002, we determined that our sequencing production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our ABI Prism(R) 3700 DNA Analyzers, the primary asset of the group. Accordingly, we performed an impairment review on our sequencing long-lived assets. As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group. To determine the impairment charge, we compared the carrying value of the applicable fixed assets to their fair value. We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business. As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flow to be generated by the asset group and we recorded a write-down of $6.0 million. The impairment charge is being allocated to the individual assets on a pro-rata basis. The revised carrying value of the assets will be depreciated over two years, the average remaining life of the primary asset of the group.

Stock based compensation decreased to approximately $207,000 in the six months ended June 30, 2002 from approximately $285,000 in the six months ended June 30, 2001.

Interest income (expense), net decreased to an expense of approximately ($383,000) in the six months ended June 30, 2002 from an income of approximately $1.2 million in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through June 30, 2002, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through June 30, 2002, we have received $4.5 million of government research grants and $13.4 million from license and service fees, royalties and research contracts. We have also received $26.2 million from capital lease financing arrangements and $8.2 million from other loans. We have acquired, through June 30, 2002, $41.8 million of property and equipment. The majority of these assets were financed through capital lease financing arrangements and other loans.

We expect to continue to finance our operations in the short-term from cash we received in 2000 from the sale of our common and preferred stock and revenue from our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program. Our business strategy depends on entering into partnership agreements with pharmaceutical and biotechnology companies. If we are unsuccessful in marketing our partnership programs, we may not generate sufficient revenues to sustain our operations at planned levels.

Cash used in operations for the six months ended June 30, 2002 was $13.7 million compared with $21.9 million for the same period in 2001. The cash used in operations for the six months ended June 30, 2002 resulted primarily from a net loss of $22.5 million and a $2.9 million decrease in accounts payable and accrued liabilities, partially offset by $10.8 million of non-cash charges for depreciation and amortization expense, non-cash stock based compensation and impairment of fixed assets. Cash used in operations for the six months ended June 30, 2001 resulted primarily from a net loss of $24.4 million and a $2.3 million decrease in accounts payable, partially offset by $4.3 million of non-cash charges for depreciation and amortization expense and non-cash stock based compensation.

Cash provided by investing activities for the six months ended June 30, 2002 was $17.8 million compared with $7.1 million for the same period in 2001. Proceeds from the sale of marketable securities totaled $17.9 million for the six months ended June 30, 2002 compared to $10.6 million for the same period in 2001. During the six months ended June 30, 2002, we used $70,000 of cash for the purchase of property and equipment compared to $3.5 million for the same period in 2001.

Cash used for financing activities for the six months ended June 30, 2002 was $3.6 million compared with $2.9 million for the same period in 2001. The primary use of cash from financing activities for the six months ended June 30, 2002 and 2001 was the repayment of capital lease obligations.

Our contractual cash obligations as of June 30, 2002, are as follows:

---------------------------------------- -------------------------------------------------------------------------------------
                                                                        Payments Due by Period
              Contractual                                                   (in thousands)
             Obligations*
---------------------------------------- -------------------------------------------------------------------------------------
                                          Total Amounts    Fiscal 2002      Fiscal Years     Fiscal Years      Fiscal Year
                                            Committed                      2003 and 2004     2005 and 2006    2007 and later
------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, including interest                $6,895            $375            $1,414           $1,414            $3,692
------------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations, including              14,687           3,995            10,637               55                --
interest
------------------------------------------------------------------------------------------------------------------------------
Operating Leases                                   9,818             595             2,324            2,096             4,803
------------------------------------------------------------------------------------------------------------------------------
Minimum License Obligations                        2,091           1,665               200              226                --
                                                 -------         -------          --------           ------            ------
------------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations               $33,491         $ 6,630          $ 14,575           $3,791            $8,495
                                                 =======         =======          ========           ======            ======
------------------------------------------------------------------------------------------------------------------------------

* Payment of our long-term debt and capital lease obligations could be accelerated if we fail to maintain compliance with certain financial and non-financial covenants, including absence of material adverse change and other covenants.

Long-term debt consists primarily of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder of ours, used to finance certain leasehold improvements and other costs associated with our facility expansion. The agreements bear interest at 6.5%. The agreements provide for interest only with principal payments based on a 120-month amortization beginning April 2001 through October 2002, with final balloon payments due in April 2009 through June 2011. Borrowings under the agreements are secured by the related leasehold improvements. We have borrowed all available amounts under these agreements.

Capital lease obligations, related to equipment, consist principally of arrangements with four equipment leasing companies. The leases have terms ranging from two to four years with installments ending between August 2003 and February 2005, and bear interest at rates ranging from 8.15% to 12.46%. Borrowings under these agreements are secured by the underlying leased equipment. We have borrowed all available amounts under these agreements. The capital lease arrangements allow for the purchase of the related equipment at the completion of the lease term, as defined in the agreements.

We lease our operating facilities located in New Haven, Connecticut. The lease agreements currently require annual lease payments of approximately $980,000 per year, increasing to $1.1 million per year over the original term, which expires in 2004. We have two five-year renewal options to extend the lease agreements beyond the initial term. We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases. In addition to the operating lease agreements for our current facility, we also have operating leases for certain of our office equipment.

In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us to make future royalty payments and certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any. The amount of such payments will depend upon successful commercialization of applicable technologies, if any. The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

Based on our current business plans, capital expenditures are not expected to exceed $0.25 million for each of fiscal 2002 and 2003.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

       o the demand for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program;

       o    the efforts and success of our partnership program;

       o the commercialization of intellectual property derived from our internal programs;

       o    the level of competition we face;

       o    our ability to maintain our HAP(TM) Technology; and

       o    our ability to effectively manage operating expenses.

On June 30, 2002, cash, cash equivalents and short-term investments totaled $42.2 million compared to approximately $59.7 million at December 31, 2001. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts. We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 24 months. To execute our business plan and continue to have cash reserves for at least 24 months, we will need to grow our revenues significantly each year. There can be no assurance that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives. In addition, to execute our business plan, we may need to consider seeking additional funding through public or private equity offerings, debt financings or commercial partners. We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all. If we are unable to generate sufficient revenues or access capital on acceptable terms, we may not be able to achieve our objectives under our business plan or sustain our operations at planned levels.

INCOME TAXES

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. At December 31, 2001, we had available unused net operating loss carryforwards of approximately $94.6 million, which may be available to offset future federal taxable income and approximately $93.6 million, which may be available to offset future state taxable income. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2002, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure as defined within the income tax code. We have recorded a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability, as required by Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141 and SFAS No. 142 had no historical impact on our results of operations or financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS, SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. CERTAIN OF THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K CONSISTS OF FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING:

       WE ARE AN EARLY STAGE COMPANY THAT MAY NEVER BE PROFITABLE.

We have incurred substantial operating losses since our inception. As of June 30, 2002, we have generated only minimal revenue from our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program, and we do not expect to generate significant revenues for several years, if ever. From inception through June 30, 2002, we had an accumulated deficit of approximately $183.0 million. Our losses to date have resulted principally from costs we incurred in the development of our HAP(TM) Technology, in our clinical trials and from general and administrative costs associated with operations. We expect to devote our resources to service our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and to maintain our HAP(TM) Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug development or marketing efforts and, accordingly, they may not choose to use our HAP(TM) Technology. We do not expect our losses to be substantially mitigated by revenues from our HAP(TM) Technology Partnership program, our HAP(TM) Drug-Specific Partnership program, or from our STRENGTH and CARING programs for a number of years, if ever.

       TO GENERATE SIGNIFICANT REVENUES, WE MUST OBTAIN CUSTOMERS FOR OUR HAP(TM) TECHNOLOGY PARTNERSHIP PROGRAM AND OUR HAP(TM) DRUG-SPECIFIC PARTNERSHIP PROGRAM.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program. To date, we have three partners for our HAP(TM) Technology Partnership program and one partner for our HAP(TM) Drug-Specific Partnership program, and we may not obtain additional partners for our HAP(TM) Technology Partnership program or our HAP(TM) Drug-Specific Partnership program or find partners for our STRENGTH and CARING programs. We currently do not have any partners for our STRENGTH and CARING programs. If we are unsuccessful in marketing our HAP(TM) Technology and finding partners for our STRENGTH and CARING programs, we may never generate sufficient revenues to sustain our operations. In addition, we expect that some of our future HAP(TM) Technology Partnership program collaborations and that some of our HAP(TM) Drug-Specific Partnership program collaborations will be limited to specific, limited-term projects or that some of these collaborations may not be renewed. Accordingly, we must continually obtain new customers to be successful.

       IF THE ESTIMATES WE MAKE, AND THE ASSUMPTIONS ON WHICH WE RELY, IN PREPARING OUR FINANCIAL STATEMENTS PROVE INACCURATE, OUR ACTUAL RESULTS MAY VARY FROM THESE REFLECTED IN OUR PROJECTIONS AND ACCRUALS.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates or the assumptions underlying them, will be correct.

       OUR HAP(TM) TECHNOLOGY MAY NOT ALLOW OUR PARTNERS OR US TO DEVELOP COMMERCIAL PRODUCTS OR TO INCREASE SALES OF THEIR CURRENTLY MARKETED PRODUCTS.

We base our HAP(TM) Technology on the assumption that information about gene association and genomic variation may help drug development professionals better understand the drug response of particular populations and complex disease processes. Although the pharmaceutical and biotechnology industry is increasing its use of genomics in analyzing drug response and diseases, we are unaware of any successful drug development program applying population genomics.

We discover HAP(TM) Markers for pharmaceutically relevant genes. If we are unable to find HAP(TM) Markers for important pharmaceutically relevant genes in a timely manner, our potential partners may lose confidence in our HAP(TM) Technology and our company, and this loss in confidence could decrease our ability to generate revenues. Even if we are able to discover the HAP(TM) Markers for important pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP(TM) Technology over competing technologies.

Our DECOGEN(R) Informatics System may also be less effective than we expect or may not allow our partners or us to determine a correlation between genomic variation and drug response. Furthermore, even if our partners or we are successful in identifying a specific correlation between genomic variation and drug response based on our HAP(TM) Technology, neither our partners or us may be able to develop or sell commercially viable products nor may our partners be able to increase the sales of their existing products. Accordingly, our HAP(TM) Markers and HAP(TM) Technology may not improve the development, marketing and prescribing of drugs developed by our HAP(TM) Technology Partnership program customers and our HAP(TM) Drug-Specific Partnership program customers.

       WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR CAPITAL REQUIREMENTS.

We have used substantial amounts of cash to fund our research and development activities. We will continue to spend funds to service our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and to maintain our HAP(TM) Technology. We plan to pay for these activities with funds from:

       o    our existing cash and investment securities; and

       o income that we may receive from our HAP(TM) Technology Partnership program, our HAP(TM) Drug-Specific Partnership program and service fees.

We intend to rely on current HAP(TM) Technology Partnership program customers and future customers, if any, and our current HAP(TM) Drug-Specific Partnership program customer and future customers, if any for significant funding in the future to support our development efforts. We cannot be certain when we will begin to receive additional income, if at all, from our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and income, if any, from our STRENGTH and CARING programs. If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan. We believe that existing cash and investment securities will be sufficient to fund our expected net losses, debt obligations and capital expenditures for at least 24 months. We have based this belief on assumptions that may prove wrong.

To service our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and to support the maintenance of our HAP(TM) Technology, we may need to seek additional funding through public or private equity offerings, debt financings or commercial partners. Additional financing may not be on terms favorable to our stockholders or us. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise additional funds through partnership or other licensing arrangements, we may have to relinquish rights to some of our technologies or grant licenses on unfavorable terms.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 24 months. To execute our business plan and continue to have cash reserves for at least 24 months, we will need to grow our revenues significantly each year. There can be no assurance that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives. In addition, to execute our business plan, we may need to consider seeking additional funding through public or private equity offerings, debt financings or commercial partners. We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all. If we are unable to generate sufficient revenues or access capital on acceptable terms, we may not be able to achieve our objectives under our business plan or sustain our operations at planned levels.

       IF WE ARE UNABLE TO OBTAIN INTELLECTUAL PROPERTY PROTECTION FOR OUR HAP(TM) TECHNOLOGY, TRADE SECRETS OR KNOW HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

Our success depends, in part, on our ability to protect our HAP(TM)
Technology, the associations that we find between genetic variation and clinical outcomes and any other proprietary software, methods and technologies that we develop, either as a trade secret or under the patent and other intellectual property laws of the United States and other countries, so that we can prevent unauthorized entities from using our inventions and proprietary information. Because patent applications that were filed prior to November 29, 2000 in the United States are confidential until patents issue, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over any patent applications of others. We are aware that there are other firms or individuals who have discovered, or are currently discovering information similar to the information we are discovering, who may have filed, and in the future are likely to file, patent applications that are similar or identical to our HAP(TM) Technology patent applications.

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

       IF WE ARE UNABLE TO PREVENT OTHERS FROM UNAUTHORIZED USE OF, OR ARE UNABLE TO DEFEND OUR USE OF, OUR HAP(TM) TECHNOLOGY, TRADE SECRETS OR KNOW HOW, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we obtain patents, they may not be valid or enforceable against third parties.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures, including confidentiality agreements signed by our employees, academic collaborators and consultants that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship will be kept confidential except in specified circumstances. Agreements with employees, consultants and collaborators generally provide that all inventions conceived by the individual while employed by us are our exclusive property. If employees, consultants or collaborators do not honor these agreements, we may not have adequate remedies for breach. Furthermore, our trade secrets may otherwise become known or be independently discovered by competitors.

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

If any party should successfully claim that the creation or use of our HAP(TM) Technology or HAP(TM) Marker association data infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our HAP(TM) Technology Partnership program customers, or our HAP(TM) Drug-Specific Partnership program customers or any STRENGTH or CARING program partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAP(TM) Technology Partnership program customers, our HAP(TM) Drug-Specific Partnership program customers or any STRENGTH or CARING program partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAP(TM) Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

       WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE OUR HAP(TM) TECHNOLOGY IF WE CANNOT ESTABLISH COLLABORATIVE RELATIONSHIPS, AND WE WILL DEPEND ON OUR PARTNERS TO DEVELOP OR TO CO-DEVELOP PRODUCTS.

We currently have three HAP(TM) Technology Partnership program customers, one HAP(TM) Drug-Specific Partnership program customer and no partners for our STRENGTH or CARING programs. Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical products on our own. As a result, our current and future revenues, in part will depend on payments from our current HAP(TM) Technology Partnership program customers, our current HAP(TM) Drug-Specific Partnership program customer, and our future HAP(TM) Technology Partnership program customers, our future HAP(TM) Drug-Specific Partnership program customers and the future STRENGTH and CARING program partners, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAP(TM) Technology, or from STRENGTH or CARING program partners, if any, for the products that these partners may develop and sell. If we are unable to attract new HAP(TM) Technology Partnership program customers, new HAP(TM) Drug-Specific Partnership program customers or any partners for our STRENGTH and CARING programs, we may never generate sufficient revenues to sustain our operations.

Our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and our partners, if any, for our STRENGTH and CARING program partner, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAP(TM) Technology. We anticipate that our agreements with customers for our HAP(TM) Technology Partnership program, our HAP(TM) Drug-Specific Partnership program and with partners, if any, for our STRENGTH or CARING programs will allow them significant discretion in pursuing these activities. We cannot control the amount and timing of resources that our current HAP(TM) Technology Partnership program customers, our current HAP(TM) Drug-Specific Partnership program customer and any future HAP(TM) Technology Partnership program customers and any future HAP(TM) Drug-Specific Partnership program customers will devote to our programs or potential products. Our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program arrangements may also have the effect of limiting the areas of research that we may pursue either alone or with others. Because part of our revenues will be dependent on the successful commercialization or development of our customers' products, if, for any reason, a HAP(TM) Technology Partnership program customer or a HAP(TM) Drug-Specific Partnership program customer delays or abandons its development or commercialization of a product developed using our HAP(TM) Technology, we may receive reduced royalty or other payments or no royalty or other payments at all. In addition, because part of our future revenues will be dependent on the successful commercialization of our STRENGTH and CARING programs with partners, if, for any reason, a partner delays or abandons its development or commercialization of our STRENGTH or CARING programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

Although we intend to retain the rights to all HAP(TM) Markers, which we discover as well as to HAP(TM) Markers discovered jointly with our HAP(TM) Technology Partnership program customers and our HAP(TM) Drug-Specific Partnership program customers, we may not always be able to negotiate the retention of these rights. Furthermore, disputes may arise in the future over the ownership of rights to HAP(TM) Markers as well as any other technology we develop with our HAP(TM) Technology Partnership program customers and our HAP(TM) Drug-Specific Partnership program customers. These and other possible disagreements between our HAP(TM) Technology Partnership program customers and us and between our HAP(TM) Drug-Specific Partnership program customers and us could lead to delays in the research, development or commercialization of their products. These disagreements could also result in litigation or require arbitration to resolve. Any of these events could prevent us from effectively marketing our HAP(TM) Technology.

       WE INVEST CONSIDERABLE AMOUNTS OF TIME, EFFORT, AND MONEY TO SELL OUR HAP(TM) TECHNOLOGY; AND IF WE ARE UNABLE TO SELL OUR TECHNOLOGY, WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUSTAIN OUR OPERATIONS.

Our ability to obtain customers for our HAP(TM) Technology and our STRENGTH and CARING programs will depend in significant part upon the pharmaceutical and biotechnology industry's acceptance that our HAP(TM) Technology can help accelerate or improve their drug development and marketing efforts. To achieve this market acceptance, we must continue to educate the pharmaceutical and biotechnology industry and the public in general as to the potential benefits of our HAP(TM) Technology and our STRENGTH and CARING programs. Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP(TM) Technology can accelerate and improve the processes for developing, marketing, and prescribing drugs and that our STRENGTH and CARING programs will be commercially viable. Given the amount of time and effort necessary to educate our potential partners, if we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations. In addition, each HAP(TM) Technology Partnership program agreement, each HAP(TM) Drug-Specific Partnership program agreement and each STRENGTH or CARING agreement, if any, will likely involve the negotiation of agreements containing terms that may be unique to the partner involved. We may expend substantial funds and management effort to market our HAP(TM) Technology and STRENGTH and CARING programs, without any resulting sales.

       REGULATORY OVERSIGHT OF OUR HAP(TM) TECHNOLOGY AND PUBLIC OPINION REGARDING ETHICAL ISSUES SURROUNDING THE USE OF GENETIC INFORMATION MAY ADVERSELY AFFECT OUR ABILITY TO MARKET OUR HAP(TM) TECHNOLOGY.

Currently, there is limited FDA regulation of genetic tests. The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require that we, or our partners, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our HAP(TM) Technology. If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenues to sustain our operations.

Moreover, our success will depend in part on the FDA's and other regulatory agencies' acceptance of genomic variation analysis as part of the drug approval process and, more specifically, the validity of our HAP(TM) Technology as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this acceptance, we may be unable to market effectively our HAP(TM) Technology and we may not generate sufficient revenues to sustain our operations. To date, the FDA has not required, in connection with approving any drug, that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. However, the FDA, in one instance, has required that a physician must have gene expression information about a patient before the doctor prescribes the drug.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data. To the extent that these laws and regulations limit the use of our HAP(TM) Technology or impose additional costs on our partners, we may be unable to market effectively our HAP(TM) Technology and STRENGTH and CARING programs and we may not generate sufficient revenues to sustain our operations.

Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our HAP(TM) Technology, which could prevent us from generating sufficient revenues to sustain our operations.

Furthermore, we may be directly subject to regulations as a provider of diagnostic information. To the extent that these regulations restrict the sale of our HAP(TM) Technology or impose other costs, we may be unable to provide our HAP(TM) Technology to our customers on terms sufficient to recover our expenses.

       IF OUR PARTNERS DO NOT SEEK, OR DO NOT RECEIVE, MARKETING APPROVAL FOR PRODUCTS DEVELOPED, IF ANY, USING OUR HAP(TM) TECHNOLOGY, WE MAY RECEIVE DELAYED ROYALTY OR OTHER PAYMENTS OR NO ROYALTY OR OTHER PAYMENTS AT ALL.

Any new drug, biologic, or new drug or biologic indication our partners or we develop using our HAP(TM) Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenues will be largely dependent on the successful commercialization or development of products using our HAP(TM) Technology, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAP(TM) Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

       IF OUR PARTNERS OR WE ARE UNABLE TO OBTAIN FDA APPROVAL FOR THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED USING OUR HAP(TM) TECHNOLOGY, THE LACK OF REGULATORY APPROVAL WILL DIMINISH THE VALUE OF OUR HAP(TM) TECHNOLOGY.

To date, no one has developed or commercialized any therapeutic or diagnostic products using our HAP(TM) Technology. We expect to rely on our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program and our partners, if any, for our STRENGTH and CARING programs to file these applications and generally direct the regulatory review process and obtain FDA acceptance of our HAP(TM) Technology and our STRENGTH and CARING programs. Our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program or our partners, if any, for our STRENGTH and CARING programs, may not submit an application for regulatory review. Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all. If our partners fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

       IF WE DO NOT SUCCESSFULLY DISTINGUISH AND COMMERCIALIZE OUR HAP(TM) TECHNOLOGY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS OR TO GENERATE REVENUE SIGNIFICANT TO SUSTAIN OUR OPERATIONS.

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

These competitors may discover, characterize or develop important technologies applying population genomics before us or our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program that are more effective than those technologies which we develop or which our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program develop, or these competitors may obtain regulatory approvals of their drugs more rapidly than our customers for our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program do, any of which could limit our ability to market effectively our HAP(TM) Technology.

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

In order to compete against existing and future technologies, we will need to demonstrate to potential HAP(TM) Technology Partnership program customers and to potential HAP(TM) Drug-Specific Partnership program customers the value of our HAP(TM) Technology and that our HAP(TM) Technology and capabilities are superior to competing technologies. Although we believe that our focus on gene-based HAP(TM) Markers, rather than random genomic SNPs, differentiates our HAP(TM) Technology from other technologies our competitors are developing, any HAP(TM) Technology improvements we create may fail to achieve greater market acceptance than the technologies developed by our competitors.

Moreover, our competitors may obtain patent protection or other intellectual property rights that would limit our rights or our partners' ability to use our HAP(TM) Technology to commercialize therapeutic or diagnostic products. If we are unable to protect our proprietary methods and our HAP(TM) Technology, we may not be able to commercialize our HAP(TM) Technology and we may not be able to generate sufficient revenue to sustain our operations. If the United States and foreign patent offices do not grant patents for our applications, our competitors may obtain rights to commercialize our discoveries, which would severely limit our ability to compete.

Furthermore, if the pharmaceutical and biotechnology industry accepts our approach based on identifying HAP(TM) Markers, our competitors may adopt approaches similar to ours. Also, our competitors' customers may be more successful than our customers in their drug development and marketing efforts. If the pharmaceutical and biotechnology industry does not accept our approach or if our competitors are more successful than we are, we may be unable to market effectively our HAP(TM) Technology and, as a result, we may be unable to generate revenues sufficient to sustain our operations.

Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others may rapidly develop new technologies that may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. Our HAP(TM) Technology could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics.

       IF WE FAIL TO MAINTAIN OUR COMPUTER HARDWARE, SOFTWARE AND RELATED INFRASTRUCTURE, WE COULD EXPERIENCE LOSS OF, OR DELAY IN, REVENUES AND MARKET ACCEPTANCE.

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that our hardware or software malfunctions, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins, and similar events. In addition, the software and algorithmic components of our DECOGEN(R) Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future products. If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers' drug discovery and development efforts, we could experience a loss in revenues, or a delay in receiving revenues, and a delay in obtaining market acceptance for our technology.

       OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR COMMON STOCK PRICE.

Our operating results have fluctuated in the past and we expect they will fluctuate in the future. These fluctuations could cause our common stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

       o recognition of non-recurring revenues due to receipt of license fees, achievement of milestones, completion of contracts or other revenues;

       o demand for and market acceptance of our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program;

       o timing of the execution of agreements on our HAP(TM) Technology Partnership program and our HAP(TM) Drug-Specific Partnership program or other material contracts;

       o our competitors' announcements or introduction of new products, services or technological innovations;

       o    disputes regarding patents or other intellectual property rights;

       o    securities class actions or other litigation;

       o adverse changes in the level of economic activity in the United States and other major regions in which we do business; and

       o general and industry-specific economic conditions, which may affect our partners' use of our HAP(TM) Technology.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of June 30, 2002.


PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

Not applicable

USE OF PROCEEDS

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through June 30, 2002, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes. We will continue to spend funds to service our HAP(TM) Technology Partnership program customer and our HAP(TM) Drug-Specific Partnership program customers, to obtain customers for both programs and to maintain our HAP(TM) Technology. As of June 30, 2002, $42.2 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2002 annual meeting of stockholders (the "Annual Meeting") held on May 22, 2002, the following matters were acted upon by the stockholders of the company:

1. The election of Jurgen Drews, M.D., Kevin Rakin and Christopher Wright as Class II directors to serve for the ensuing three years; and

2. Approval of an amendment to our 2000 Amended and Restated Equity Incentive Plan increasing the number of shares of common stock issuable thereunder from 3,557,375 to 4,287,375.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 22,792,987. The other directors of the company, whose terms of office as directors continued after the Annual Meeting, are Harry H. Penner, Jr., Gualberto Ruano, M.D., Ph.D. and Seth Rudnick, M.D. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

-----------------------------------------------------------------------------------------------------
                                                                          VOTES        ABSTENTIONS/
MATTER                                          VOTES FOR          WITHHELD/AGAINST  BROKER NON-VOTES
-----------------------------------------------------------------------------------------------------
1.   Election of Directors:
-----------------------------------------------------------------------------------------------------
     Jurgen Drews, M.D.                         14,925,589                 359,480               N/A
-----------------------------------------------------------------------------------------------------
     Kevin Rakin                                13,904,950               1,380,119               N/A
-----------------------------------------------------------------------------------------------------
     Christopher Wright                         14,926,589                 358,480               N/A
-----------------------------------------------------------------------------------------------------
2.   Approval of Amendment to the               12,360,656               2,913,833          7,518,498
     Company's 2000 Amended and Restated
     Equity Incentive Plan
-----------------------------------------------------------------------------------------------------

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See Index to Exhibits attached hereto.

(b)  Reports on Form 8-K

The company filed the following report on Form 8-K during the quarter ended June 30, 2002:

During the quarter ended June 30, 2002, the company filed one Current Report on Form 8-K. The June 5, 2002 report disclosed the change in the company's certifying accountant to PricewaterhouseCoopers LLP.

                        GENAISSANCE PHARMACEUTICALS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENAISSANCE PHARMACEUTICALS, INC.


Date: August 14, 2002                    By: /s/ JOSEPH KEYES
                                            -----------------------------------
                                         Joseph Keyes
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

                                Index To Exhibits
                                -----------------

10.1 2000 Amended and Restated Equity Incentive Plan (filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A for the Registrant's Annual Meeting of Stockholders held May 22, 2002 (File No. 000-30981), incorporated herein by reference)

99.1    Statement pursuant to 18 U.S.C. Section 1350