Form 10-Q
period 2002-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2002-11-15
CIK 1110009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission File No. 000-30981

GENAISSANCE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1338846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Science Park, New Haven, Connecticut 06511
(Address of principal executive office and zip code)

(203) 773-1450
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒           No  ☐

The number of shares of the registrant’s outstanding common stock as of November 11, 2002 was 22,827,353 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended September 30, 2002

Part 1: Financial Information

Item 1 – Financial Statements:

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$28,026	$25,204
Marketable securities	8,329	34,469
Accounts receivable	310	359
Other current assets	506	2,891

Total current assets	37,171	62,923

Property and equipment, net (Note 4)	16,299	28,508

Other assets	1,199	846

Total assets	$54,669	$92,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt, including amounts due to a shareholder of $391 and $187 at September 30, 2002 and December 31, 2001, respectively	$391	$672
Current portion of capital lease obligations	6,918	6,759
Accounts payable	885	2,607
Accrued expenses	2,392	4,899
Accrued dividends	1,159	—
Royalty Obligation	300	—
Current portion of deferred revenue	247	211

Total current liabilities	12,292	15,148

Long-Term Liabilities:
Long-term debt, due to a shareholder	4,603	4,929
Capital lease obligations, less current portion	4,691	9,834
Deferred revenue, less current portion	1,773	1,928
Royalty obligations	—	300
Accrued dividends	—	1,159

Total long-term liabilities	11,067	18,150

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Continued)

STOCKHOLDERS’ EQUITY:
Common stock, 58,000 authorized shares, $.001 par value, 22,827 and 22,783 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	23	23
Additional paid-in capital	219,493	219,348
Accumulated deficit	(188,243)	(160,509)
Net unrealized investment gains	37	117

Total stockholders’ equity	31,310	58,979

Total liabilities and stockholders’ equity	$54,669	$92,277

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

License and service revenue	$1,754	$1,083	$5,539	$3,149

Operating Expenses:
Research and development(a)	4,767	12,637	19,557	34,046
General and administrative(a)	2,001	2,896	6,930	8,901
Impairment of fixed assets (Note 4)	—	—	6,000	—
Stock based compensation expense/ (benefit)	(100)	96	107	381

Total operating expenses	6,668	15,629	32,594	43,328

Loss from operations	(4,914)	(14,546)	(27,055)	(40,179)

Interest (expense) income	(268)	171	(651)	(1,403)

Net loss before income tax (expense) benefit	$(5,182)	$(14,375)	(27,706)	(38,776)

Income tax (expense) benefit	(28)	2,574	(28)	2,574

Net loss attributable to common stockholders	$(5,210)	$(11,801)	(27,734)	(36,202)

Net loss per common share, basic and diluted	$(.23)	$(.52)	(1.22)	(1.59)

Weighted average shares used in computing net loss per common share	22,827	22,773	22,802	22,746

(a) Excludes non-cash, stock-based compensation expense as follows:

Research and development	$(55)	$70	$67	$278
General and administrative	(45)	26	40	103
	$(100)	$96	$107	$381

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,734)	$(36,202)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,422	6,305
Impairment of fixed assets	6,000	—
Stock based compensation	107	381
Changes in assets and liabilities -
Accounts receivable	49	198
Other current assets	2,385	(3,260)
Other assets	(481)	44
Accounts payable	(1,722)	(1,775)
Accrued expenses	(2,507)	1,692
Deferred revenue	(119)	(154)

Net cash used in operating activities	(17,600)	(32,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85)	(4,110)
Proceeds from sale of marketable securities	26,060	20,872

Net cash provided by investing activities	25,975	16,762

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	38	288
Repayment of long-term debt due to related parties, net	(122)	338
Repayment of long-term debt, net	(485)	(614)
Repayment of capital lease obligations	(4,984)	(4,635)

Net cash used in financing activities	(5,553)	(4,623)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,822	(20,632)

CASH AND CASH EQUIVALENTS, beginning of period	25,204	69,204

CASH AND CASH EQUIVALENTS, end of period	$28,026	$48,572

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of equipment pursuant to capital lease obligations	$—	$1,855
Interest paid	1,381	1,743
Taxes paid	28	—

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements
For the Quarter Ended September 30, 2002

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

We have prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements and related footnotes for the year ended December 31, 2001, thereto included in our Annual Report on Form 10-K (File No. 000-30981).  The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2002, and the results of our operations for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)        EARNINGS PER SHARE

We compute and present net loss per share in accordance with SFAS No. 128, Earnings Per Share.  For the three and nine months ended September 30, 2002 and 2001, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented.  The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 3,822 and 3,238 shares of common stock at September 30, 2002 and 2001, respectively.

(3)        REVENUE RECOGNITION

We earn our revenues primarily through the licensing of our HAPTM Technology and by providing genomic services. We have also entered into agreements which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9.  In accordance therewith, we recognize annual

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

For the Quarter Ended September 30, 2002

(In thousands)

license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

(4)        IMPAIRMENT OF FIXED ASSETS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121 (SFAS No. 121), for long-lived assets to be held for use.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include, among others, the following:

•                  a significant adverse change in the extent or manner in which a long-lived asset is being used;

•                  a significant adverse change in the business climate that could affect the value of a long-lived asset; and

•                  a significant decrease in the market value of assets.

If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group.  If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed.  To determine the amount of the impairment charge, we compare the carrying value of the applicable fixed asset group to its fair value.  We determine the fair value of the fixed asset group by discounting expected future cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our current business.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

During the quarter ended June 30, 2002, we determined that certain conditions had arisen which triggered the need to review our long-lived assets for potential impairment.  The conditions included, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets.  Our review concluded that the carrying value of certain long-lived assets exceeded their fair value by approximately $6.0 million. The impairment charge includes the write-down of sequencing equipment, computer hardware and software and leasehold improvements and has been allocated to the individual assets on a pro-rata basis.

(5)        ACCRUED CLINICAL TRIAL EXPENSE

Accrued clinical trial expenses are comprised of amounts owed to third party Clinical Research Organizations (CRO) for research and development work performed on behalf of the Company.  At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each CRO and ensures that the balance is appropriately stated.  During the third quarter of 2002, based upon current information received from each CRO, the Company reversed previously recorded accrued clinical trial expense of $627,000 by crediting Research and Development expense.  Accordingly, the remaining accrued clinical trial expense balance of $629,000 at September 30, 2002, represents the Company’s best estimate of amounts owed for clinical trial services performed through September 30, 2002 based on all information available.  Such estimates are subject to changes as additional information becomes available.

(6)        SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2002 and September 30, 2001, Customer A accounted for 27% and 41% of reported revenue.  For the nine months ended September 30, 2002 and September 30, 2001, Customer B accounted for 41% and 51% of reported revenue.  The Company’s collaboration agreement with Customer A expires in the fourth quarter of 2002.  The Company’s collaboration agreement with Customer B provides for an early termination provision.  In October 2002, the Company amended its collaboration agreement with Customer B to extend the customer’s rights under the termination provision for 30 days, or until November 22, 2002.  The amendment was entered into to allow the parties sufficient time to further amend the agreement before the option to terminate expires.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

For the Quarter Ended September 30, 2002

(In thousands)

(7)        DIVIDENDS

The Company has classified accrued dividends as a current liability in the financial statements for the quarter ended September 30, 2002, as the Company may be contractually required to pay such dividends within the next 12 months.

(8)        RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of this new standard will not have a material impact on either our operating results or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 13, Accounting for Leases and makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 were effective as of May 15, 2002. The adoption of the new standard had no impact on our operating results or financial position.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and significant growth in our revenues and other factors relating to our business.  These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

Since our inception, we have incurred significant operating losses, and, as of September 30, 2002, we had an accumulated deficit of $188.2 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology and from our clinical trials.  We expect to dedicate a significant portion of our resources for the foreseeable future to maintain our HAP TM Technology, to service our current and future partners and to expand and intensify our commercialization activities.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited (AstraZeneca), Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Janssen Research Foundation, a Johnson & Johnson Company (J&J), and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and government grants.

In October 2002, we amended our collaboration agreement with a customer which accounted for 43% and 41% of our revenue for the three and nine months ended September 30, 2002, respectively.  The amendment extends their early termination option for 30 days, until November 22, 2002.  The amendment provides additional time for the parties to review the intellectual property rights granted pursuant to the agreement before the option to terminate expires.  A collaboration agreement with a customer which accounted for 29% and 27% of our revenue for the three and nine months ended September 30, 2002, respectively, expires in the fourth quarter of 2002.

On August 5, 2002, we announced a restructuring and cost reduction program to revise our business focus and to better align our operating cost structure with our current and projected partner needs and projected revenues from our current and projected partners. The cost reduction program included a realignment of management responsibilities, a reduction in our workforce, and a decision to seek partners for all internal product development programs. The workforce was reduced by 20 percent to 110 employees in the third quarter, with the majority of the workforce reductions occurring in the DNA sequencing facility and related informatics support.  We incurred a charge for severance and related costs of approximately $200,000, which was recorded in operating results in the third quarter.

As a result of the restructuring and cost reduction program, we expect future operating expenses to decrease, primarily in research and development expenses. In addition to reducing expenses, our plans and projections reflect reductions in our negative operating cash flow. These planned reductions in our negative operating cash flow assume significant year over year increases in revenues.  There can be no assurance that revenues will continue to increase or that there will continue to be a decrease in the level of cash used to fund operations.  If we are not successful in increasing revenues or reducing expenses, as planned, we may not be able to maintain our operations at planned levels.

Critical Accounting Policies

Our critical accounting policies are as follows:

•                  Revenue recognition

•                  Valuation of long-lived assets

Revenue recognition.  We earn our revenues primarily through the licensing of our HAPTM Technology and by providing genomic services. We have also entered into agreements which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.

Valuation of long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include, among others, the following:

•                  a significant adverse change in the extent or manner in which a long-lived asset is being used;

•                  a significant adverse change in the business climate that could affect the value of a long-lived asset; and

•                  a significant decrease in the market value of assets.

If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group.  If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed.  To determine the amount of the impairment charge, we compare the carrying value of the applicable fixed asset group to its fair value.  We determine the fair value of the fixed asset group by discounting expected future cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our current business.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

Results of Operations

Three Months Ended September 30, 2002 and 2001

License and service revenue consists primarily of proceeds received in connection with the licensing of our HAP™ Technology and the sublicensing of a patent. Revenue increased to approximately $1.8 million in the three months ended September 30, 2002 from $1.1 million in the three months ended September 30, 2001. The increase in license revenue is primarily attributable to the commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Biogen in 2002, and J&J in 2000.  Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consists primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing, and facility-related costs. We expense our research and development costs as incurred. Research and development expenses decreased to approximately $4.8 million in the three months ended September 30, 2002 from approximately $12.6 million in the three months ended September 30, 2001.  The decrease in expenses is primarily attributable to a decrease of approximately $4 million related to our clinical trials, a decrease of approximately $1 million in material and reagent costs associated with the discovery of new HAPTM Markers, a decrease of approximately $500,000 in payroll and related costs as a result of our work force reduction in connection with our restructuring program and a decrease of approximately $400,000 in depreciation as a result of the impairment charge incurred in the quarter ended June 30, 2002.  The decrease in clinical trial expenses is primarily due to our STRENGTH Trials which began in the second quarter of 2001 and were largely completed in the first quarter of 2002.  The decrease in material and reagent costs is primarily due to reduced DNA sequencing volumes consistent with the removal of the majority of our ABI Prism® 3700 DNA Analyzers from production in the quarter ended June 30, 2002.

General and administrative expenses consists primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters. General and administrative expenses decreased to approximately $2.0 million in the three months ended September 30, 2002 from approximately $2.9 million in the three months ended September 30, 2001.  The decrease is primarily attributable to a decrease in consulting and professional service fees incurred in connection with business development and marketing activities and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

Stock based non-cash compensation expense relates to options granted to employees and options granted to scientific advisory board members and consultants. Stock options granted to employees are accounted for in accordance with APB No. 25. The accounting for scientific advisory board members requires us to record periodic charges for unvested options based on an increase in the fair value of our common stock and the related vesting of the options. Stock based compensation decreased to income of approximately $100,000 in the three months ended September 30, 2002 from expense of approximately $96,000 in the three months ended September 30, 2001.  The decrease is primarily due to the reversal of charges previously incurred on vested options issued to former employees of the company who did not exercise their vested options upon termination.

Interest income (expense), net, decreased to an expense of approximately $268,000 in the three months ended September 30, 2002 from income of approximately $171,000 in the three months ended September 30, 2001. The decrease is primarily the result of higher cash, cash equivalents and short-term investment balances in 2001 and the lower interest rates on investments after the third quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

Revenue increased to approximately $5.5 million in the nine months ended September 30, 2002 from $3.1 million in the nine months ended September 30, 2001. The increase in license revenue is attributable to the commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Biogen in 2002, Pfizer and AstraZeneca in 2001, as well as the agreement entered into with J&J in 2000.

Research and development expenses decreased to approximately $19.6 million in the nine months ended September 30, 2002 from approximately $34.0 million in the nine months ended September 30, 2001.  The decrease in expenses is primarily attributable to a decrease of approximately $6 million related to our clinical trials, a decrease of approximately $4 million in material and reagent costs associated with the discovery of new HAPTM Markers and a decrease of approximately $1 million in payroll and related costs as a result of our restructuring program. The decrease in clinical trial expenses is primarily due to our STRENGTH Trials which began in the second quarter of 2001 and were largely completed in the first quarter of 2002.  The decrease in material and reagent costs is primarily due to reduced DNA sequencing volumes consistent with the removal of the majority of our ABI Prism® 3700 DNA Analyzers from production in the quarter ended June 30, 2002.

General and administrative expenses decreased to approximately $6.9 million in the nine months ended September 30, 2002 from approximately $8.9 million in the nine months ended September 30, 2001. The decrease is primarily attributable to a decrease of approximately $1 million in consulting and professional service fees incurred in connection with business development and marketing activities and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

The $6.0 million impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility.  During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment.  These conditions included, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets.  In particular, during the quarter ended June 30, 2002, we determined that our sequencing production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our ABI Prism® 3700 DNA Analyzers, the primary asset of the group.  Accordingly, we performed an impairment review on our sequencing long-lived assets.  As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group.  To determine the impairment charge, we compared the carrying value of the applicable fixed assets to their fair value.  We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business.  As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flow to be generated by the asset group and we recorded a write-down of $6.0 million.  The impairment charge has been allocated to the individual assets on a pro-rata basis.  The revised carrying value of the assets will be depreciated over two years, the average remaining life of the primary asset of the group.

Stock based compensation expense decreased to approximately $107,000 in the nine months ended September 30, 2002 from approximately $381,000 in the nine months ended September 30, 2001.

Interest income (expense), net, decreased to an expense of approximately $651,000 in the nine months ended September 30, 2002 from income of approximately $1.4 million in the nine months ended September 30, 2001.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through September 30, 2002, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through September 30, 2002, we have received $4.5 million of government research grants and $15.3 million from license and service fees, royalties and research contracts. We have also received $26.2 million from capital lease financing arrangements and $8.2 million from other loans. We have acquired, through September 30, 2002, $41.8 million of property and equipment.  The majority of these assets were financed through capital lease financing arrangements and other loans.

We expect to continue to finance our operations in the short-term from cash we received in 2000 from the sale of our common and preferred stock and revenue from our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program.  Our business strategy depends on entering into partnership agreements with pharmaceutical and biotechnology companies.  If we are unsuccessful in marketing our partnership programs, we may not generate sufficient revenues to sustain our operations at planned levels.

Cash used in operations for the nine months ended September 30, 2002 was $17.6 million compared with $32.8 million for the same period in 2001. The cash used in operations for the nine months ended September 30, 2002 resulted primarily from a net loss of $27.7 million and a $4.2 million decrease in accounts payable and accrued liabilities, partially offset by $12.5 million of non-cash charges for depreciation and amortization expense, stock based compensation and impairment of fixed assets as well as a $2.4 million decrease in other current assets. The decrease in other current assets includes the receipt of $1.0 million from the State of Connecticut for the sale of research and development tax credits.  Cash used in operations for the nine months ended September 30, 2001 resulted primarily from a net loss of $36.2 million and a $3.3 million increase in other current assets, partially offset by $6.7 million of non-cash charges for depreciation and amortization expense and stock based compensation.

Cash provided by investing activities for the nine months ended September 30, 2002 was $26.0 million compared with $16.8 million for the same period in 2001.  Proceeds from the sale of marketable securities totaled $26.1 million for the nine months ended September 30, 2002 compared to $20.9 million for the same period in 2001.  During the nine months ended September 30, 2002, we used $85,000 of cash for the purchase of property and equipment compared to $4.1 million for the same period in 2001.

Cash used for financing activities for the nine months ended September 30, 2002 was $5.6 million compared with $4.6 million for the same period in 2001.  The primary use of cash from financing activities for the nine months ended September 30, 2002 and 2001 was the repayment of long-term debt and capital lease obligations.

Our contractual cash obligations as of September 30, 2002, are as follows:

Contractual Obligations*	Payments Due by Period (in thousands)
	Total Amounts Committed	Fiscal 2002	Fiscal Years 2003 and 2004	Fiscal Years 2005 and 2006	Fiscal Year 2007 and later
Long-Term Debt, including interest	$6,637	$117	$1,414	$1,414	$3,692
Capital Lease Obligations, including interest	12,600	1,908	10,637	55	—
Operating Leases	9,521	298	2,324	2,096	4,803
Minimum License Obligations	1,591	1,165	200	226	—
Total Contractual Cash Obligations	$30,349	$3,488	$14,575	$3,791	$8,495

*Payment of our long-term debt and capital lease obligations could be accelerated if we fail to maintain compliance with certain non-financial covenants, including absence of material adverse change and other covenants.

Long-term debt consists primarily of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder, used to finance certain leasehold improvements and other costs associated with our facility expansion.  The agreements bear interest at 6.5%.  The agreements provide for interest only for a certain period. Principal and interest payments, based on a 120-month amortization, beginning in April 2001 through October 2002, with final balloon payments due in April 2009 through June 2011.  Borrowings under the agreements are collateralized by the related leasehold improvements.  We have borrowed all available amounts under these agreements.

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

In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to make future royalty payments and certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any and include provisions requiring future minimum license payments, whether or not the technology is commercialized.  The amount of such payments will depend upon successful commercialization of applicable technologies, if any.  The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

Based on our current business plans, capital expenditures are not expected to exceed $250,000 for each of fiscal 2002 and 2003.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

•                  the demand for our HAP TM Technology Partnership program and our HAPTM Drug-Specific Partnership program;

•                  the efforts and success of our partnership program;

•                  the commercialization of intellectual property derived from our internal programs;

•                  the level of competition we face;

•                  our ability to maintain our HAP TM Technology; and

•                  our ability to effectively manage operating expenses.

On September 30, 2002, cash, cash equivalents and short-term investments totaled $36.4 million compared to approximately $59.7 million at December 31, 2001. Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts.  We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months.  To execute our long-term business plans, we will need to grow our revenues significantly each year.  There can be no assurance that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives.  In addition, to execute our business plan, we may need to consider seeking additional funding through public or private equity offerings, debt financings or commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.  If we are unable to generate sufficient revenues or access capital on acceptable terms, we may not be able to achieve our objectives under our business plan or sustain our operations at planned levels.

On September 19, 2002, we received a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we have until December 18, 2002 to demonstrate compliance with such rule and that, if we are not in compliance by that date, Nasdaq will notify us that our securities will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We have not made a final determination as to whether we would appeal any such decision.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of this new standard will not have a material impact on either our operating results or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also amends SFAS No. 13, “Accounting for Leases” and makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 were effective as of May 15, 2002. The adoption of the new standard had no impact on our operating results or financial position.

Factors Affecting Future Operating Results

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management.  Use of words, such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement.  Forward-looking statements involve risks, uncertainties and assumptions.  Certain of the information contained in this Quarterly Report on Form 10-Q consists of forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We are an early stage company with a  history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

We have incurred substantial operating losses since our inception.  As of September 30, 2002, we have generated only minimal revenue from our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, and we do not expect to generate significant revenues for several years, if ever.  From inception through September 30, 2002, we had an accumulated deficit of approximately $188.2 million.  Our losses to date have resulted principally from costs we incurred in the development of our HAPTM Technology, in our clinical trials and from general and administrative costs associated with operations.  We expect to devote our resources to service our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program and to maintain our HAPTM Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability.  In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug development or marketing efforts and, accordingly, they may not choose to use our HAPTM Technology.  We do not expect our losses to be substantially mitigated by revenues from our HAPTM Technology Partnership program, our HAPTM Drug-Specific Partnership program, or from our STRENGTH and CARING programs for a number of years, if ever.

We currently rely on a limited number of licensing and service arrangements for a significant portion of our revenues.  As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse affect on our business and operating results.

We are dependent upon a limited number of licensing and service arrangements that are represent a significant portion of our total revenues. For example,  the nine months ended September 30, 2002, two of  our customers accounted for 27% and 41% of our total revenues, respectively.  The agreements with these customers terminate by their terms in the fourth quarter of 2002 and the fourth quarter of 2003, respectively.  The agreement that terminates in 2003 may be terminated by the customer as of November 22, 2002 if we receive notice of such termination by such date.  The loss of either of these three customers would have an adverse affect on our business and operating results and could cause volatility or a decline in our stock price.

To generate significant revenues, we must obtain customers for our HAPTM Technology Partnership Program and our HAPTM Drug-Specific Partnership Program.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program.  To date, we have three partners for our HAPTM Technology Partnership program and one partner for our HAPTM Drug-Specific Partnership program, and we may not obtain additional partners for our HAPTM Technology Partnership program or our HAPTM Drug-Specific Partnership program or find partners for our STRENGTH and CARING programs.  We currently do not have any partners for our STRENGTH and CARING programs.  If we are unsuccessful in marketing our HAPTM Technology and finding partners for our STRENGTH and CARING programs, we may never generate sufficient revenues to sustain our operations.  In addition, we expect that some of our future HAPTM Technology Partnership program collaborations and that some of our HAPTM Drug-Specific Partnership program collaborations will be limited to specific, limited-term projects or that some of these collaborations may not be renewed.  Accordingly, we must continually obtain new customers to be successful.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There can be no assurance, however, that our estimates or the assumptions underlying our estimates will be correct.

If we are unable to comply with the continued listing requirements of the Nasdaq National Market, our common stock could be delisted from the Nasdaq National Market.

Our common stock trades on the Nasdaq National Market.  In order to continue trading on the Nasdaq National Market, we must satisfy the continued listing requirements for that market. On September 19, 2002, we received a letter from the Nasdaq Stock Market, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we have until December 18, 2002 to demonstrate compliance with such rule and that, if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel.

A delisting of our common stock from the Nasdaq National Market would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock.  In addition, any such delisting would materially adversely affect our ability to raise capital through alternative funding sources on terms acceptable to us, or at all.

We may require additional funding to fund operations and repay debt and we may not be able to obtain any.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months.  To execute our long-term business plans, we will need to grow our revenues significantly each year.  In the past, we have had limited success growing our revenues.  We cannot assure you that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives.  In addition, to execute our business plan, we may need to consider seeking additional funding through public or private equity offerings, debt financings or commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.  If we are unable to generate sufficient revenues or access capital on acceptable terms, including because of a delisting of our common stock from the Nasdaq National Market, we may be required to (a) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or that would significantly dilute our stockholders, and/or  (b) significantly scale back current operations.  Either of which cases would have a material adverse effect on our business.

Our HAPTM Technology may not allow our partners or us to develop commercial products or to increase sales of their marketed products.

We developed our HAPTM Technology on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes.  Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are unaware of any successful drug development program applying population genomics.

We discover HAPTM Markers for pharmaceutically relevant genes.  If we are unable to find HAPTM Markers for pharmaceutically relevant genes in a timely manner, our potential partners may lose confidence in our HAPTM

Technology and our company, and this loss in confidence could decrease our ability to generate revenues.  Even if we are able to discover the HAPTM Markers for pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors.  Furthermore, pharmaceutical and biotechnology companies may not choose our HAPTM Technology over competing technologies.

Our DecoGen® Informatics System may also be less effective than we expect or may not allow our partners or us to determine a correlation between drug response and genomic variation.  Furthermore, even if our partners or we are successful in identifying a specific correlation between drug response and genomic variation based on our HAPTM Technology, neither our partners or us may be able to develop or sell commercially viable products nor may our partners be able to increase the sales of their marketed products using this correlation.  Accordingly, our HAPTM Markers and HAPTM Technology may not improve the development, marketing and prescribing of drugs developed by our HAPTM Technology Partnership program customers and our HAPTM Drug-Specific Partnership program customers.

We may not be able to obtain sufficient additional funding to meet our capital requirements.

We have used substantial amounts of cash to fund our research and development activities.  We will continue to spend funds to service our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program and to maintain our HAPTM Technology.  We plan to pay for these activities with funds from:

•              our existing cash and investment securities; and

•                                          income that we may receive from our HAPTM Technology Partnership program, our HAPTM Drug-Specific Partnership program and genomic service fees.

We intend to rely on current HAPTM Technology Partnership program customers and future customers, if any, and our current HAPTM Drug-Specific Partnership program customer and future customers, if any, for significant funding in the future to support our development efforts.  We cannot be certain when we will begin to receive additional income, if at all, from our HAPTM Technology Partnership program, our HAPTM Drug-Specific Partnership program, our genomic services and income, if any, from our STRENGTH and CARING programs.  If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

To service our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program and to support the maintenance of our HAPTM Technology, we may need to seek additional funding through public or private equity offerings, debt financings or commercial partners.  Additional financing may not be on terms favorable to our stockholders or us.  Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities.  If we raise additional funds through partnership or other licensing arrangements, we may have to relinquish rights to some of our technologies or grant licenses on unfavorable terms.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months.  To execute our long-term business plans, we will need to grow our revenues significantly each year.  There can be no assurance that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives.  In addition, to execute our business plan, we may need to consider seeking additional funding through public or private equity offerings, debt financings or commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.  If we are unable to generate sufficient revenues or access capital on acceptable terms, we may not be able to achieve our objectives under our business plan or sustain our operations at planned levels.

If we are unable to obtain intellectual property protection for our HAPTM Technology, trade secrets or know how, we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect our HAPTM Technology, any associations that we find between clinical outcomes and genetic variation and any other proprietary software, methods and technologies that we develop, either as a trade secret or under the patent and other intellectual property laws of the United States and other countries, so that we can prevent unauthorized entities from using our inventions and proprietary information.

Because patent applications that were filed prior to November 29, 2000 in the United States are confidential until patents issue, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over any patent applications of others.  We are aware that there are other firms or individuals who have discovered, or are currently discovering, information similar to the information we are discovering, who may have filed, and in the future are likely to file, patent applications that are similar or identical to our HAPTM Technology patent applications.

Our pending patent applications may not result in issued patents.  The patent positions of pharmaceutical and biotechnology companies, including ours, are generally uncertain as a result of the uncertain state of the patent law in the biotechnology field.  There is no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in biotechnology patents, particularly those involving genomics.  In addition, some interest groups are lobbying for restrictions on patenting of genetic tests.

We may be unable to develop or commercialize our HAPTM Technology if we cannot establish collaborative relationships, and we will depend on our partners to develop or to co-develop products.

We currently have three HAPTM Technology Partnership program customers, one HAPTMDrug-Specific Partnership program customer and no partners for our STRENGTH or CARING programs.  Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical products on our own.  As a result, our current and future revenues, in part will depend on payments from our current HAPTM Technology Partnership program customers, our current HAPTMDrug-Specific Partnership program customer, and our future HAPTM Technology Partnership program customers, our future HAPTM Drug-Specific Partnership program customers and the future STRENGTH and CARING program partners, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAPTM Technology, or from STRENGTH or CARING program partners, if any, for the products that these partners may develop and sell.  If we are unable to attract new HAPTM Technology Partnership program customers, new HAPTMDrug-Specific Partnership program customers or any partners for our STRENGTH and CARING programs, we may never generate sufficient revenues to sustain our operations.

Our customers for our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program and our partners, if any, for our STRENGTH and CARING programs, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAPTM Technology.  We anticipate that our agreements with customers for our HAPTM Technology Partnership program, our HAPTMDrug-Specific Partnership program and with partners, if any, for our STRENGTH or CARING programs will allow them significant discretion in pursuing these activities.  We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products.  Our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program arrangements may also have the effect of limiting the areas of research that we may pursue either alone or with others.  Because part of our revenues will be dependent on the successful commercialization or development of our customers’ products, if, for any reason, a HAPTM Technology Partnership program customer or a HAPTM Drug-Specific Partnership program customer delays or abandons its development or commercialization of a product developed using our HAPTM Technology, we may receive reduced royalty or other payments or no royalty or other payments at all.  In addition, because part of our future revenues will be dependent on the successful commercialization of our STRENGTH and CARING programs with partners, if, for any reason, a partner delays or abandons its development or commercialization of our STRENGTH or CARING programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

Although we intend to retain the rights to all HAPTM Markers, which we discover as well as to HAPTM Markers discovered jointly with our HAPTM Technology Partnership program customers and our HAPTMDrug-Specific Partnership program customers, we may not always be able to negotiate the retention of these rights.  Furthermore, disputes may arise in the future over the ownership of rights to HAPTM Markers as well as any other technology we develop with our HAPTM Technology Partnership program customers and our HAPTMDrug-Specific Partnership program customers.  These and other possible disagreements between our HAPTM Technology Partnership program customers and us and between our HAPTMDrug-Specific Partnership program customers and us could lead to delays in the research, development or commercialization of their products.  These disagreements could also result in litigation or require arbitration to resolve.  Any of these events could prevent us from effectively marketing our HAPTM Technology.

We invest considerable amounts of time, effort, and money to license our HAPTM Technology; and if we are unable to license our technology, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain customers for our HAPTM Technology and our STRENGTH and CARING programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAPTM Technology can help accelerate or improve their drug development and marketing efforts.  To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAPTM Technology and our STRENGTH and CARING programs.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAPTM Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and that our STRENGTH and CARING programs will be commercially viable. If we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations.  We may expend substantial funds and management effort to market our HAPTM Technology and STRENGTH and CARING programs, without any resulting revenues.

If we are unable to prevent others from unauthorized use of, or are unable to defend our use of, our HAPTM Technology, trade secrets or know how, we may not be able to operate our business profitably.

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

Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others.  A third party may sue us for infringing on its patent rights.  Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights.  The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

If any party should successfully claim that the creation or use of our HAPTM Technology or HAPTM Marker association data infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms.  Moreover, any legal action against us or our HAPTM Technology Partnership program customers, our HAPTM Drug-Specific Partnership program customers or any STRENGTH or CARING program partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAPTM Technology Partnership program customers, our HAPTM Drug-Specific Partnership program customers or any STRENGTH or CARING program partners to obtain a license in order to continue to manufacture or market the affected products and processes.  Any license required under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAPTM Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our HAPTM Technology and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our HAPTM Technology.

Currently, there is limited FDA regulation of genetic tests.  The Secretary’s Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests.  If the FDA adopts this recommendation, it may require that we, or our partners, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our HAPTM Technology.  If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenues to sustain our operations.

Moreover, our success will depend in part on the FDA’s and other regulatory agencies’ acceptance of genomic variation analysis as part of the drug approval process and, more specifically, the validity of our HAPTM Technology as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this acceptance, we may be unable to market effectively our HAPTM Technology and we may not generate sufficient revenues to sustain our operations.  To date, the FDA has not required, in connection with approving any drug, that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  However, the FDA, in one instance, has required that a physician must have gene expression information about a patient before the doctor prescribes the drug.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data.  To the extent that these laws and regulations limit the use of our HAPTM Technology or impose additional costs on our partners, we may be unable to market effectively our HAPTM Technology and STRENGTH and CARING programs and we may not generate sufficient revenues to sustain our operations.

Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing.  In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure.  The occurrence of any of these events could reduce the potential markets for our HAPTM Technology, which could prevent us from generating sufficient revenues to sustain our operations.

Furthermore, we may be directly subject to regulations as a provider of diagnostic information.  To the extent that these regulations restrict the sale of our HAPTM Technology or impose other costs, we may be unable to provide our HAPTM Technology to our customers on terms sufficient to recover our expenses.

If our partners do not seek, or do not receive, marketing approval for products developed, if any, using our HAPTM Technology, we may receive delayed royalty or other payments or no royalty or other payments at all.

Any new drug, biologic, or new drug or biologic indication our partners or we develop using our HAPTM Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed.  This regulatory process can take many years and require substantial expense.  Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application.  We expect similar delays and risks in the regulatory review process for any diagnostic product, whenever this regulatory review is required.  Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review.  A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent.  Because our future revenues will be largely dependent on the successful commercialization or development of products using our HAPTM Technology, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAPTM Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our partners or we are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAPTM Technology, the lack of regulatory approval will diminish the value of our HAPTM Technology.

To date, no one has developed or commercialized any therapeutic or diagnostic products using our HAPTM Technology.  We expect to rely on our customers for our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program and our partners, if any, for our STRENGTH and CARING programs to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of our HAPTM Technology and our STRENGTH and CARING programs.  Our customers for our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program or our partners, if any, for our STRENGTH and CARING programs, may not submit an application for regulatory review.  Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all.  If our partners fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances.  As a result, we may not receive royalty or other payments from our customers.  The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

If we do not successfully distinguish and commercialize our HAPTM Technology, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

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

These competitors may discover, characterize or develop important technologies applying population genomics before us or our customers for our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program that are more effective than those technologies which we develop or which our customers for our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program develop, or these competitors may obtain regulatory approvals of their drugs more rapidly than our customers for our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program do, any of which could limit our ability to market effectively our HAPTM Technology.

Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data.  Entities such as Celera Genomics Group, Incyte Genomics, Inc., National Human Genome Research Institute, Perlegen Sciences and Variagenics, Inc. have developed or plan to develop databases containing gene sequence, gene expression, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases.  In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in partnership with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases.

In order to compete against existing and future technologies, we will need to demonstrate to potential HAPTM Technology Partnership program customers and to potential HAPTM Drug-Specific Partnership program customers the value of our HAPTM Technology and that our HAPTM Technology and capabilities are superior to competing technologies.  Although we believe that our focus on gene-based HAPTM Markers, rather than random genomic SNPs or genome-wide haplotypes, differentiates our HAPTM Technology from other technologies that our competitors are developing, any HAPTM Technology improvements we create may fail to achieve greater market acceptance than the technologies developed by our competitors.

Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change.  Our future success will depend in large part on maintaining a competitive position in the genomics field.  Others may rapidly develop new technologies that may result in our products or technologies becoming obsolete before we recover the expenses we incur in connection with the development of these products.  Our HAPTM Technology could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics.

If we fail to maintain our computer hardware, software and related infrastructure, we could experience loss of, or delay in, revenues and market acceptance.

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure.  To the extent that our hardware or software malfunctions, we will experience reduced productivity.  We protect our computer hardware through physical and software safeguards.  However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins, and similar events.  In addition, the software and algorithmic components of our DecoGen® Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.  Users of our system may find software defects in current or future products.  If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers’ drug discovery and development efforts, we could experience a loss in revenues, or a delay in receiving revenues, and a delay in obtaining market acceptance for our technology.

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

Our operating results have fluctuated in the past and we expect they will fluctuate in the future. These fluctuations could cause our common stock price to decline.  Some of the factors that could cause our operating results to fluctuate include:

•                  recognition of non-recurring revenues due to receipt of license fees, achievement of milestones, completion of contracts or other revenues;

•                  demand for and market acceptance of our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program;

•                  timing of the execution of agreements on our HAPTM Technology Partnership program and our HAPTMDrug-Specific Partnership program or other material contracts, if any;

•                  our competitors’ announcements or introduction of new products, services or technological innovations;

•                  disputes regarding patents or other intellectual property rights;

•                  securities class actions or other litigation;

•                  adverse changes in the level of economic activity in the United States and other major regions in which we do business; and

•                  general and industry-specific economic conditions, which may affect our partners’ use of our HAPTM Technology.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of September 30, 2002.

Item 4 – Controls and Procedures.

a)     Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a —14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner

b)    Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II - Other Information

Item 2 – Changes in Securities and Use of Proceeds.

Changes in Securities

Not applicable

Use of Proceeds

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through September 30, 2002, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes.  We will continue to spend funds to service our HAPTM Technology Partnership program customers and our HAPTM Drug-Specific Partnership program customer, to obtain new customers for both programs and to maintain our HAPTM Technology.  As of September 30, 2002, $36.4 million of the net proceeds remain available and are primarily invested in cash equivalents and short-term marketable securities.

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

See Index to Exhibits attached hereto and incorporated by reference herein.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

GENAISSANCE PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: November 14, 2002	By:	/s/ Joseph Keyes
Joseph Keyes
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kevin Rakin, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Genaissance Pharmaceuticals, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin Rakin
Dated: November 14, 2002	Kevin Rakin
President and Chief Executive Officer

CERTIFICATIONS

I, Joseph Keyes, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Genaissance Pharmaceuticals, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this [annual/quarterly] report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph Keyes
Dated: November 14, 2002	Joseph Keyes
Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Document

10.1*	Amendment, dated as of May 13, 2002, to the Agreement, dated as of August 31, 2001 by and between the Registrant and Pfizer, Inc.
99.1	Statement pursuant to 18 U.S.C. Section 1350
99.2	Statement pursuant to 18 U.S.C. Section 1350

*          Confidential treatment request as to certain portions, which portions have been filed separately with the commission.