Form 10-K/A
period 2002-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2003-04-08
CIK 1110009

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
TO FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                      TO

COMMISSION FILE NO. 000-30981

GENAISSANCE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1338846 (I.R.S. Employer Identification No.)
Five Science Park New Haven, Connecticut (Address of principal executive offices)	06511 (Zip Code)

Registrant's telephone number, including area code: (203) 773-1450

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK, $.001 PAR VALUE
(Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

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

EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K is being filed for the sole purpose of including the signature block of Dr. Gualberto Ruano on the signature page to the Form 10-K as previously filed on March 31, 2003, which was inadvertently omitted. Dr. Ruano is our Vice Chairman, Chief Scientific Officer and a Director. The signature blocks, as corrected, are submitted in their entirety. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to the Form 10-K as originally filed or the exhibits filed therewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on March 31, 2003.

GENAISSANCE PHARMACEUTICALS, INC.
By:	/s/ KEVIN RAKIN Kevin Rakin Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN RAKIN Kevin Rakin	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003
/s/ GUALBERTO RUANO Gualberto Ruano, M.D., Ph.D.	Vice Chairman, Chief Scientific Officer and Director	March 31, 2003
/s/ JOSEPH KEYES Joseph Keyes	Vice President, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2003
/s/ JÜRGEN DREWS, M.D. Jürgen Drews, M.D.	Chairman of the Board	March 31, 2003
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 31, 2003
/s/ SETH RUDNICK, M.D. Seth Rudnick, M.D.	Director	March 31, 2003
/s/ CHRISTOPHER WRIGHT Christopher Wright	Director	March 31, 2003

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on April 8, 2003.

GENAISSANCE PHARMACEUTICALS, INC.
By:	/s/ KEVIN RAKIN Kevin Rakin Chief Executive Officer

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

Dated: April 8, 2003	/s/ KEVIN RAKIN Kevin Rakin President and Chief Executive Officer

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

Dated: April 8, 2003	/s/ JOSEPH KEYES Joseph Keyes Vice President and Chief Financial Officer

QuickLinks

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
EXPLANATORY NOTE
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS