Form 10-Q
period 2003-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2003-05-15
CIK 1110009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The number of shares of the registrant’s outstanding common stock as of May 9, 2003 was 23,049,397 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended March 31, 2003

PART I – Financial Information

Item 1 – Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(In thousands, except per share data)

	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$15,111	$16,578
Restricted cash	2,100	2,100
Marketable securities	12,803	15,472
Accounts receivable	67	448
Other current assets	441	407
Total current assets	30,522	35,005

Property and equipment, net	13,230	14,554
Other assets	1,132	1,163

Total assets	$44,884	$50,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt due to a shareholder	$402	$397
Current portion of capital lease obligations	9,565	11,187
Accounts payable	1,080	838
Accrued expenses	1,933	2,037
Accrued dividends	1,159	1,159
Current portion of deferred revenue	3,177	3,026
Total current liabilities	17,316	18,644

Long-Term Liabilities:
Long-term debt due to a shareholder, less current portion	4,432	4,501
Deferred revenue, less current portion	1,670	1,722
Total long-term liabilities	6,102	6,223

STOCKHOLDERS’ EQUITY:
Common stock, 58,000 authorized shares, $.001 par value, 23,049 and 22,847 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	23	23
Additional paid-in capital	219,767	219,413
Accumulated deficit	(198,328)	(193,602)
Accumulated other comprehensive income	4	21
Total stockholders’ equity	21,466	25,855

Total liabilities and stockholders’ equity	$44,884	$50,722

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

License and service revenue	$2,139	$1,851

Operating Expenses:
Research and development	4,739	8,282
General and administrative	2,059	2,457

Total operating expenses	6,798	10,739

Loss from operations	(4,659)	(8,888)

Interest income	134	354
Interest expense	(201)	(526)

Net loss attributable to common stockholders	$(4,726)	$(9,060)

Net loss per common share, basic and diluted	$(.21)	$(.40)

Weighted average shares used in computing net loss per common share	22,865	22,786

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,726)	$(9,060)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765	2,297
Stock based compensation	59	110
Changes in assets and liabilities -
Accounts receivable	381	165
Other current assets	(34)	402
Other assets	—	(4)
Accounts payable	242	(1,001)
Accrued expenses	191	(831)
Deferred revenue	99	263

Net cash used in operating activities	(2,023)	(7,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410)	(40)
Investments in marketable securities	(4,583)	—
Proceeds from sale of marketable securities	7,235	4,376

Net cash provided by investing activities	2,242	4,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt due to related parties, net	(64)	(18)
Repayment of long-term debt, net	—	(203)
Repayment of capital lease obligations	(1,622)	(1,590)

Net cash used in financing activities	(1,686)	(1,811)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,467)	(5,134)

CASH AND CASH EQUIVALENTS, beginning of period	16,578	25,204

CASH AND CASH EQUIVALENTS, end of period	$15,111	$20,070

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest paid	175	526
Issuance of restricted shares	296	—

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

For the Quarter Ended March 31, 2003

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

The Company has prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2002, included in our Annual Report on Form 10-K, as amended (File No. 000-30981).  The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2003, and the results of our operations for the three month periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with SFAS No. 128, Earnings Per Share.  For the three months ended March 31, 2003 and 2002, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented.  The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 4,241 and 3,770 shares of common stock at March 31, 2003 and 2002, respectively.

(3)                     REVENUE RECOGNITION

The Company earns its revenue primarily through the licensing of its HAPTM Technology and by providing HAPTM Typing services. The Company has also entered into agreements which provide for future milestones and royalty payments.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Amounts received in advance of revenue recognition are recorded as deferred revenue.

(4)                     ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123 (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. FAS 148 also mandates certain new disclosures that are incremental to those required by FAS 123. The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of FAS 148 during the fourth quarter of 2002.

At March 31, 2003, we had one stock-based compensation plan. We account for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has not issued stock options or made modifications to existing stock options where the exercise price is less than the market value of our common stock on the date of grant or modification.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For the quarters ended March 31, 2003 and 2002:

(In thousands, except per share data)

	For the Three Months Ended
	2003	2002

Net loss, as reported	$(4,726)	$(9,060)
Add: Stock-based employee compensation expense included in reported net loss	58	66
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(408)	(647)
Pro forma net loss	$(5,076)	$(9,641)

Net loss per share:
Basic and diluted - as reported	$(0.21)	$(0.40)

Basic and diluted - pro forma	$(0.22)	$(0.42)

(5)                     SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2003 and March 31, 2002, customer A accounted for 35% and 46% of the Company’s reported revenue, respectively.  Customers B and C accounted for 24% and 14% of revenue for the three months ended March 31, 2003, respectively.  Customer D accounted for 27% of revenue for the three months ended March 31, 2002.  The collaboration agreement with Customer A expires in the fourth quarter of 2003 and the collaboration agreement with customer D expired in the fourth quarter of 2002.

(6)                     CAPITAL LEASES

In December 2002, the Company announced it had received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in the Company’s business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  The Company also received a notice from Finova Capital Credit Corp. (Finova), stating that as a result of the alleged default claim by GE, there had been a cross-default under the Company’s agreement with Finova.  To remedy the cross-default, Finova declared that all principal and future interest obligations were due and payable immediately.  In March 2003, the Company settled the claim with GE and simultaneously amended its lease agreement with GE (GE Amendment).  In connection with the GE Amendment, and as additional security for its payment obligation to GE, the Company delivered to GE a $2 million irrevocable letter of credit and agreed to additional covenants in the GE Amendment.  The Company may cause the letter of credit to be adjusted on a quarterly basis commencing on October 1, 2003 based on a decrease in outstanding amounts due to GE, as defined.  The letter of credit is collateralized by cash at 105% of the outstanding letter of credit balance.  In connection with the GE Amendment, GE retroactively rescinded their default claim and both parties have withdrawn from any legal action.  The GE Amendment and letter of credit have been retroactively reflected in the accompanying financial statements as of December 31, 2002.  The Company has not entered into a settlement agreement with Finova.  The Company has recorded an additional charge to interest expense during the fourth quarter of 2002 for future interest due under the capital lease agreement with Finova to reflect the fact that all future interest and principal is currently due and payable under the Finova capital lease agreement as a result of the default claim.  As of December 31, 2002, and March 31, 2003, the amounts due to GE and Finova have been classified as current obligations.

(7)                     COMPREHENSIVE LOSS

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to disclose comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of total comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2003	2002

Net loss	$(4,726)	$(9,060)
Other comprehensive income (loss)	(17)	(82)
Total comprehensive loss	$(4,743)	$(9,142)

(8)                     SUBSEQUENT EVENT

On May 7, 2003, the United States Bankruptcy Court approved our purchase of substantially all of the assets of DNA Sciences, Inc. (DNA) pursuant to an Asset Purchase Agreement by and between the Company and DNA dated as of March 28, 2003, as amended.  In addition, we expect to enter into a modification of a license agreement related to certain purchased assets that will result in a net cost of the purchase of approximately $1.0 million, including estimated legal and advisory costs.  We expect to close on this transaction during the second quarter of 2003.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to costs and our liquidity position. These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and significant growth in our revenues and other factors relating to our business.  These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

Since our inception, we have incurred significant operating losses, and, as of March 31, 2003, we had an accumulated deficit of $198.3 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, in our clinical trials and administrative costs associated with operations.  We expect to dedicate a significant portion of our resources for the foreseeable future to service our HAPTM Partnership program partners, our pharmacogenomic support service customers, our CARING program and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited (AstraZeneca), Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceuticals, N.V., (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium), Pfizer, Inc. and Pharmacia & Upjohn Company (Pharmacia), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants.

During the second quarter of 2002, we recorded a $6.0 million charge for the impairment of fixed assets.  This charge is related to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility that we determined needed to be reviewed for potential impairment.  As a result of our review, we determined that the carrying value of the assets was in excess of discounted future cash flows to be generated by the asset group and we recorded a write down of $6.0 million.

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

In December 2002, we announced that we received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in our business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  In March 2003, we and GE agreed to an amendment to their existing lease agreement.  In connection with this amendment, GE has rescinded and withdrawn its default claim and both parties have withdrawn from any legal action.  The GE lease amendment requires compliance with certain additional covenants as well as a $2 million letter of credit, which is collateralized by cash.  We also received a notice from Finova Capital Corporation (Finova), stating that as a result of the alleged default claim by GE, there was a cross-default under our agreement with Finova.  In connection with a cross-default, Finova declared that all principal and future interest obligations were due and payable immediately.  Because of the outstanding claim of default by Finova, we recorded an additional charge to interest expense during the fourth quarter of 2002.  This charge represents all future interest payments due under the terms of the agreement with Finova.  As of December 31, 2002, and March 31, 2003, we have classified as current the GE and Finova lease obligations.  However, we anticipate paying the obligations under the terms of the original maturity schedules, through February 2005.

We continually evaluate opportunities that may provide us with, among other things, intellectual property, key personnel, capabilities that could augment our recurring revenues or technologies that will enhance and complement our HAPTM Technology.  From time to time, we intend to pursue acquisitions, which we believe will meet these goals .  For example, on May 7, 2003, the United States Bankruptcy Court approved our purchase of substantially all of the assets of DNA Sciences, Inc. (DNA) pursuant to an Asset Purchase Agreement by and between the Company and DNA dated as of March 28, 2003, as amended.  In addition, we expect to enter into a modification of a license agreement related to certain purchased assets that will result in a net cost of the purchase of approximately $1 million including the legal and advisory costs.  We expect to close on this transaction during the second quarter of 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Our critical accounting policies are as follows:

•                  Revenue recognition

•                  Valuation of long-lived assets

•                  Research and development expenses

Revenue recognition.  We earn our revenues primarily through the licensing of our HAPTM Technology and by providing HAPTM Typing services. We have also entered into agreements which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Revenues derived from the achievement of milestones or recognition of related work when performed under the terms of a contract, as well as the access period of the license agreement, may cause our operating results to vary considerably from period to period.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

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

Research and development expenses. We record research and development expenses when they are incurred or, in the case of clinical trial expenses, based upon information we receive from third party clinical research organizations.  Research and development expenses include the following major types of costs: salaries and benefits, material and reagent costs, research license fees, clinical trial expenses, depreciation and amortization of lab equipment and leasehold improvements and building and utility costs related to research space.  Vendor contractual costs consist primarily of consulting arrangements and certain clinical trial expenses.  We expense clinical trial costs as incurred based on information we receive from third parties and estimates that we make.  Our estimates may change as additional information becomes available which could cause results to vary from period to period.

Results of Operations

Three Months Ended March 31, 2003 and 2002

License and service revenue consists primarily of proceeds received in connection with the licensing of our HAPTM Technology. Revenue increased to approximately $2.1 million in the three months ended March 31, 2003 from $1.9 million in the three months ended March 31, 2002. The increase in license revenue is primarily attributable to the commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003, and Pfizer in 2002.  Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing, and facility-related costs. We expense our research and development costs as incurred. Research and development expenses decreased to approximately $4.7 million in the three months ended March 31, 2003 from approximately $8.3 million in the three months ended March 31, 2002.  The decrease in expenses is primarily attributable to a decrease of $800,000 in technology license fees, a decrease of approximately $500,000 related to our clinical trials, a decrease of approximately $1.0 million in material and reagent costs and depreciation expense and a decrease of approximately $500,000 in payroll and related costs.  The decrease in technology license fees is primarily due to a license agreement that expired in the fourth quarter of 2002.  The decrease in clinical trials expenses is primarily due to our STRENGTH Trials which were substantially completed in the first quarter of 2002.  The decrease in material and reagent costs and depreciation expense is primarily due to reduced DNA sequencing volumes consistent with the removal of the majority of our DNA analyzers from production and the asset impairment charge recorded in the quarter ended June 30, 2002. The decrease in payroll and related costs is primarily due to our work force reduction in connection with our restructuring program that was initiated in the third quarter of 2002.

General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters. General and administrative expenses decreased to approximately $2.0 million in the three months ended March 31, 2003 from approximately $2.5 million in the three months ended March 31, 2002.  The decrease is primarily attributable to a decrease in payroll and related costs in connection with our workforce reduction and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

Interest income decreased to approximately $134,000 in the three months ended March 31, 2003 from $354,000 in for the same period in 2002.  The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2002 and lower interest rates on investments during 2003.

Interest expense decreased to an expense of approximately $201,000 in the three months ended March 31, 2003 from expense of approximately $526,000 in the three months ended March 31, 2002. The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  If, in the future, we enter into a settlement or amend our agreement with Finova it may result in the reversal, in the period of amendment or settlement, of the remaining interest expense recognized in the fourth quarter of 2002.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through March 31, 2003, we have received aggregate gross proceeds of approximately $163.1 million from issuance of common and preferred stock. In addition, through March 31, 2003, we have received $4.5 million of government research grants and $19.9 million from license and service fees, royalties and research contracts. We have also received $26.2 million from capital lease financing arrangements and $8.2 million from other loans. We have acquired, through March 31, 2003, $42.2 million of property and equipment.  The majority of these assets were financed through capital lease financing arrangements and other loans.

We expect to continue to finance our operations in the short-term from cash we received in 2000 from the sale of our common and preferred stock and revenue from our HAPTM Technology Partnership program and our pharmacogenomic support service customers.  Our business strategy depends on, among other things, entering into partnership agreements with pharmaceutical and biotechnology companies.  If we are unsuccessful in entering into our partnership programs, we may not generate sufficient revenues to sustain our operations at planned levels.

Cash used in operations for the three months ended March 31, 2003 was $2.0 million compared with $7.7 million for the same period in 2002. The cash used in operations for the three months ended March 31, 2003 resulted primarily from a net loss of $4.7 million, partially offset by $1.8 million of non-cash charges for depreciation and amortization expense and stock-based compensation.  Cash used in operations for the three months ended March 31, 2002 resulted primarily from a net loss of $9.1 million and a $1.8 million decrease in accounts payable and accrued liabilities, partially offset by $2.4 million of non-cash charges for depreciation and amortization expense and stock- based compensation.

Cash provided by investing activities for the three months ended March 31, 2003 was $2.2 million compared with $4.3 million for the same period in 2002.  Net proceeds from the sale of marketable securities totaled $2.7 million for the three months ended March 31, 2003 compared to $4.4 million for the same period in 2002.  During the three months ended March 31, 2003, we used $410,000 of cash for the purchase of property and equipment compared to $40,000 for the same period in 2002.

Cash used for financing activities for the three months ended March 31, 2003 was $1.7 million compared with $1.8 million for the same period in 2002.  The primary use of cash from financing activities for the three months ended March 31, 2003 and 2002 was the repayment of long-term debt and capital lease obligations.

Our contractual cash obligations as of March 31, 2003, are as follows:

Contractual Obligations	Payments Due by Period (2) (in thousands)
	Total Amounts Committed	Fiscal 2003	Fiscal Years 2004 and 2005	Fiscal Years 2006 and 2007	Fiscal Year 2008 and later
Long-Term Debt, including interest	$6,355	$587	$1,408	$1,408	$2,952
Capital Lease Obligations, including interest (1)	9,809	9,809	—	—	—
Operating Leases	8,944	892	2,235	2,025	3,792
Minimum License Obligations	500	88	206	206	—
Total Contractual Cash Obligations	$25,608	$11,376	$3,849	$3,639	$6,744

(1)          Reflects all lease obligations as being current, however, as a result of the amendment to our lease agreement with GE that we entered into in March 2003, we anticipate paying the outstanding GE lease obligations under the original maturity schedule through February, 2005.  Obligations due under the original maturity schedules total $5,638 for fiscal 2003 and $4,171 for fiscal 2004 and 2005.  See Management’s Discussion and Analysis – Overview and Note 6 for additional information regarding the classification of certain amounts as current obligations.

(2)          Payment of our long-term debt and capital lease obligations could be accelerated and has been accelerated in the past, if we fail to maintain compliance with certain non-financial covenants, including absence of material adverse change and other covenants.

Long-term debt consists of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder, used to finance certain leasehold improvements and other costs associated with our facility expansion.  Each agreement provided for interest only with principal payments, based on a 120-month amortization, beginning April 2001 through October 2002, with final balloon payments due in March 2009 through June 2011.  Borrowings under the agreements bear interest at 6.5% and are collateralized by the related leasehold improvements.  We are in compliance with all debt covenants as of March 31, 2003 and no cross default provisions exist in the agreements.

Capital lease obligations, related to equipment, consist principally of arrangements with four equipment leasing companies.  The leases have terms ranging from two to four years with installments originally scheduled to end between August 2003 and February 2005, and which bear interest at rates ranging from 8.15% to 12.46%.  Borrowings under these agreements are secured by the underlying leased equipment.  The majority of the capital lease arrangements allow for the purchase of the related equipment at the completion of the lease term, as defined in the agreements, and certain of the agreements require the purchase of the equipment at the completion of the lease term. Two of our equipment lessors, GE and Finova, alleged that we were in default of our agreements with them.  For a further discussion, see Management’s Discussion and Analysis of Financial Conditions – Overview and Note 6 of the notes to unaudited financial statements.

We lease our operating facilities located in New Haven, Connecticut.  The lease agreements currently require annual lease payments of approximately $1.1 million per year over the original term, which expires in 2006.  We have two five-year renewal options to extend the lease agreements beyond the initial term.  We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases through September 2011.  In addition to the operating lease agreements for our current facility, we also have operating leases for certain of our office equipment.

In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to make future royalty payments and certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any and include provisions requiring future minimum lease payments, whether or not the technology is commercialized.  The amount of such payments will depend upon successful commercialization of applicable technologies, if any.  The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

Based on our current business plans, capital expenditures are not expected to exceed $500,000 to $1 million for each of fiscal 2003 and 2004.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

•                  the demand for our HAP TM Technology;

•                  the efforts and success of our HAP TM Partnership program;

•                  the commercialization of intellectual property derived from our associations;

•                  the level of competition we face;

•                  our ability to maintain our HAP TM Technology; and

•                  our ability to effectively manage our operating expenses.

On March 31, 2003, cash, cash equivalents and short-term investments totaled $30.0 million compared to approximately $34.2 million at December 31, 2002.  Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts.  We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 12 months.  To execute our long-term business plan, we will need to grow our revenues significantly each year and we may need to seek additional funding through public or private equity offerings, debt financings or commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.

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

We have incurred substantial operating losses since our inception.  As of March 31, 2003, we have generated only minimal revenue from our HAPTM Partnership program and our pharmacogenomics support services, and we do not expect to generate significant revenues for several years.  From inception through March 31, 2003, we had an accumulated deficit of approximately $198.3 million.  Our losses to date have resulted principally from costs we incurred in the development of our HAPTM Technology, in our clinical trials and from general and administrative costs associated with operations.  We expect to devote substantially all of our resources to service our HAPTM Partnership program and STRENGTH program partners, our pharmacogenomics support services customers, our CARING program and to maintain our HAPTM Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability.  In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAPTM Technology.  We do not expect our losses to be substantially mitigated by revenues from our HAPTM Partnership and STRENGTH programs and our CARING program, if any, or from our pharmacogenomics support services for a number of years.

We currently rely on a limited number of licensing and service arrangements for substantially all of our revenues.  As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse affect on our business and operating results.

We are dependent upon a limited number of licensing and service arrangements that represent substantially all of our revenues.  In the quarter ended March 31, 2003, two of our customers accounted for 59% of our total revenues.  The agreements with the two customers terminate in the fourth quarter of 2003 and the third quarter of 2004.  If we are unable to replace, upon substantially similar terms, the agreement that expired in 2002 or if we lose any of the remaining significant customers, it would have a material adverse affect on our revenues and on our business in general and could cause volatility or a decline in our stock price.

To generate significant revenues, we must obtain additional customers for our HAPTM Partnership program and our STRENGTH and CARING programs.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAPTM Partnership program and our STRENGTH and CARING programs.  We currently have a HAPTM Partnership program with five pharmaceutical and biotechnology companies as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic product rights and non-exclusively the therapeutic product development rights from our STRENGTH program.  We may not obtain additional partners for our HAPTM Partnership program and our STRENGTH program or obtain any partners for our CARING program.  If we are unsuccessful in finding additional partners for our HAPTM Partnership program and our STRENGTH program or in finding any partners for our CARING program, we may never generate sufficient revenues to sustain our operations.  In addition, we expect that some of our future HAPTM Partnership program collaborations, like some of our current HAPTM Partnership program collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed.  Accordingly, we must continually obtain new customers to be successful.  To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

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

We have used substantial amounts of cash to fund our research and development activities.  We will continue to spend funds to service our HAPTM Partnership program and STRENGTH program partners, our pharmacogenomics support services customers, our CARING program and to maintain our HAPTM Technology.  We plan to pay for these activities with funds from:

•                  our existing cash and investment securities; and

•                  income that we may receive from our HAPTM Partnership program and STRENGTH program partners and pharmacogenomics support services customers.

We intend to rely on our current HAPTM Partnership program and STRENGTH program partners and future partners, if any, and our current pharmacogenomics support services customers and future customers, if any, for significant funding in the future to support our development efforts.  To execute our business plans, we will need to grow our revenues significantly each year.  We cannot be certain when we will begin to receive additional income, if at all, from our HAPTM Partnership and STRENGTH programs and our pharmacogenomics support services and income, if any, from our CARING program.  If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

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

Our HAPTM Technology may not allow our partners to develop commercial products or to increase sales of their marketed products.

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

Our DecoGen® Informatics System may also be less effective than we expect or may not allow our partners or us to determine a correlation between drug response and genomic variation.  Furthermore, even if our partners or we are successful in identifying a specific correlation between drug response and genomic variation based on our HAPTM Technology, our partners may not be able to develop or sell commercially viable products nor may our partners be able to increase the sales of their marketed products using this correlation.  Accordingly, our HAPTM Markers and HAPTM Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAPTM Partnership program and STRENGTH program partners.

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

We may be unable to develop or commercialize our HAPTM Technology if we cannot establish additional collaborative relationships, and we will depend on our partners to develop or to co-develop products.

We currently have a HAPTM Partnership program with five pharmaceutical and biotechnology companies as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic product rights and non-exclusively the therapeutic product development rights from our STRENGTH program.  We do not currently have any partners for our CARING program.  Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical or diagnostic products on our own.  As a result, our current and future revenues, in part, will depend on payments from our current HAPTM Partnership program and STRENGTH program partners and our future HAPTM Partnership, STRENGTH and CARING program partners, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAPTM Technology.  If we are unable to attract new HAPTM Partnership program and STRENGTH program partners or any partners for our CARING program, we may never generate sufficient revenues to sustain our operations.

Our partners for our HAPTM Partnership program and STRENGTH program and our partners, if any, for our CARING program, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAPTM Technology.  Our current agreements, and we anticipate that our future agreements, with partners for any of our  programs will allow them significant discretion in pursuing these activities.  We cannot control the amount and timing of resources that any such current or potential partners will devote to our programs or potential products.  Our program arrangements may also have the effect of limiting the areas of research that we may pursue either alone or with others.  Because part of our revenues will be dependent on the successful commercialization or development of our partners’ products, if, for any reason, a partner delays or abandons its development or commercialization of a product developed using our HAPTM Technology, we may receive reduced royalty or other payments or no royalty or other payments at all.

Although we intend to retain the rights to all HAPTM Markers, which we discover as well as to HAPTM Markers discovered jointly with our HAPTM Partnership and STRENGTH program partners and with our CARING program partners, if any, we may not always be able to negotiate the retention of these rights.  Furthermore, disputes may arise in the future over the ownership of rights to HAPTM Markers as well as any other technology we develop with any of our program partners.  These and other possible disagreements between  a program partner and us or between our CARING program partners, if any, and us could lead to delays in the research, development or commercialization of their products.  These disagreements could also result in litigation or require arbitration to resolve.  Any of these events could prevent us from effectively marketing our HAPTM Technology.

We invest considerable amounts of time, effort, and money to license our HAPTM Technology; and if we are unable to license our technology, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain partners for our HAPTM Partnership program and our STRENGTH and CARING programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAPTM Technology can help accelerate or improve their drug and diagnostic development and marketing efforts.  To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAPTM Partnership, STRENGTH and CARING programs.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAPTM Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our HAPTM Partnership, STRENGTH and CARING programs will be commercially viable.  If we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations.  We may expend substantial funds and management effort to market our HAPTM Partnership, STRENGTH and CARING programs, without any resulting revenues.

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

We also believe that a significant factor in our ability to close acquisitions will be the attractiveness of our common stock for potential acquisition candidates.  This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.  The trading price of common stock on the Nasdaq National Market could in the future materially adversely affect our acquisition program.

Integration or acquisitions or strategic investments could interrupt our business and our financial condition could be harmed.

From time to time, we may acquire or make strategic investments in other businesses or technologies.  For example, on May 7, 2003, the United States Bankruptcy Court approved our  purchase of substantially all of the assets of DNA Sciences, Inc. (DNA) pursuant to an Asset Purchase Agreement by and between the Company and DNA.  In addition, we expect to sign a modification to a license agreement related to certain purchased assets.  We expect to close the acquisition and license modification in the second quarter of 2003.  The DNA acquisition and any other acquisitions or strategic investments we may make in the future may entail numerous risks that include the following:

•                  difficulties integrating acquired operations, personnel, technologies or products, if any;

•                  diversion of management’s focus from our core business concerns;

•                  entering markets in which we have no or limited prior experience or knowledge;

•                  exposure to litigation from stockholders or creditors of, or other parties affiliated with, the target company or companies;

•                  dilution to existing stockholders and earnings per share; and

•                  incurrence of substantial debt.

Any such difficulties encountered as a result of merger, acquisitions or strategic investments could adversely affect our business, operating results and financial condition.

If we are unable to prevent others from unauthorized use of, or are unable to defend our use of, our HAPTM Technology, trade secrets or know how, we may not be able to operate our business profitably.

Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.  The issuance of a patent does not guarantee that it is valid or enforceable; thus, even if we obtain patents, they may not be valid or enforceable against third parties.

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

If any party should successfully claim that the creation or use of our HAPTM Technology or HAPTM Marker association data infringe upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms.  Moreover, any legal action against us or any of our program partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or of our program partners to obtain a license in order to continue to manufacture or market the affected products and processes.  Any license required under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAPTM Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our HAPTM Technology and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our HAPTM Technology.

Currently, there is limited Food and Drug Administration (FDA) regulation of genetic tests.  The Secretary’s Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests.  If the FDA adopts this recommendation, it may require that we, or our partners, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our HAPTM Technology.  If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenues to sustain our operations.

To date, the FDA has not required, in connection with approving any drug, that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  However, the FDA, in one instance, has required that a physician must have gene expression information about a patient before the doctor prescribes the drug.  On January 31, 2003, the FDA announced an initiative to help make innovative medical technology available sooner, including the use of pharmacogenomics during drug development.  The FDA indicated that within six months the agency would issue guidance on when and how to submit pharmacogenomic information to the FDA during the drug development process.  The FDA said that this guidance would facilitate the exploratory use of pharmacogenomic screening during drug development and would clarify when such information would be considered part of the evaluation of drug safety.  In addition, the FDA stated that the agency would hold a workshop in 2003 on issues that are involved in the co-development of a pharmacogenomic test and a drug and that within 18 months the agency would issue guidance on the regulatory pathway for such combinations through the agency’s Center for Drug Evaluation and Research and the Center for Devices and Radiological Health.  Our success will depend in part on what guidance the FDA issues with regard to the use of genomic variation analysis as part of the drug approval process and, accordingly, the validity of our HAPTM Technology as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this acceptance by the FDA and the pharmaceutical and biotechnology industry, we may be unable to market effectively our HAPTM Technology and we may not generate sufficient revenues to sustain our operations.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data.  To the extent that these laws and regulations limit the use of our HAPTM Technology or impose additional costs on our partners, we may be unable to market effectively our HAPTM Partnership, STRENGTH and CARING programs and we may not generate sufficient revenues to sustain our operations.

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

Any new drug, biologic, or new drug or biologic indication our partners develop using our HAPTM Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed.  This regulatory process can take many years and require substantial expense.  Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application.  We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our partners, whenever this regulatory review is required.  Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review.  A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent.  Because our future revenues will be largely dependent on the successful commercialization or development of products using our HAPTM Technology, any delay of our partners in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAPTM Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our partners are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAPTM Technology, the lack of regulatory approval will diminish the value of our HAPTM Technology.

To date, no one has developed or commercialized any therapeutic product or commercialized any diagnostic product using our HAPTM Technology.  We expect to rely on our program partners to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of our HAPTM Partnership and STRENGTH programs and our CARING programs, if any.  Our program partners may not submit an application for regulatory review.  Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all.  If our partners fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances.  As a result, we may not receive royalty or other payments from our customers.  The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

If we do not successfully distinguish and commercialize our HAPTM Technology, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries.  We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do.

These competitors may discover, characterize or develop important technologies applying population genomics before us or our partners for our HAPTM Partnership and STRENGTH programs that are more effective than those technologies which, we develop or which our partners for our HAPTM Partnership and STRENGTH programs develop, or these competitors may obtain regulatory approvals of their drugs and diagnostics more rapidly than our partners for our HAPTM Partnership and STRENGTH programs do, any of which could limit our ability to market effectively our HAPTM Technology.

Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data.  Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases.  In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in partnership with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases.  Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and already have partnerships with companies employing these technologies.

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

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure.  To the extent that our hardware or software malfunctions, we will experience reduced productivity.  We protect our computer hardware through physical and software safeguards.  However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events.  In addition, the software and algorithmic components of our DecoGen® Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.  Users of our system may find software defects in current or future products.  If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers’ drug and diagnostic discovery and development efforts, we could experience a loss in revenues, or a delay in receiving revenues and a delay in obtaining market acceptance for our technology.

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

•                  demand for and market acceptance of our HAPTM Partnership, STRENGTH and CARING programs;

•                  timing of the execution of agreements on our HAPTM Partnership, STRENGTH and CARING programs and other material contracts;

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

Due to volatile and unpredictable revenues and operating expenses, we believe that period-to-period comparisons of our results of operations may not be a good indication of our future performance.  It is possible that our operating results may be below the expectations of securities analysts or investors.  In this event, the market price of our common stock could fluctuate significantly or decline.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  The weighted average interest rate on marketable securities at March 31, 2003 was approximately 1.72%.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of March 31, 2003.

Item 4 – Controls and Procedures.

a)              Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a –14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)             Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II - Other Information

Item 2 – Changes in Securities and Use of Proceeds.

Changes in Securities

Not applicable.

Use of Proceeds

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through March 31, 2003, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes.  We will continue to spend funds to service our HAPTM Technology Partnership program and our STRENGTH program partners, our pharmacogenomics support services customers, our CARING program and to maintain our HAPTM Technology.  As of March 31, 2003, $30.0 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

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

GENAISSANCE PHARMACEUTICALS, INC.

Date: May 15, 2003	By:	/s/ Ben Kaplan
Ben Kaplan
Senior Vice President and Chief Financial Officer
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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Kevin Rakin
Dated: May 15, 2003	Kevin Rakin
President and Chief Executive Officer

CERTIFICATIONS

I, Ben Kaplan, certify that:

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Ben Kaplan
Dated: May 15, 2003	Ben Kaplan
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Document

2.1#	Asset Purchase Agreement between Genaissance Pharmaceuticals, Inc. and DNA Sciences, Inc., dated March 28, 2003.
2.2#	Amendment No. 1, dated May 5, 2003, to Asset Purchase Agreement between Genaissance Pharmaceuticals, Inc. and DNA Sciences, Inc., dated March 28, 2003.
10.1+	Technology and Database License Agreement between Genaissance Pharmaceuticals, Inc. and Millennium Pharmaceuticals, Inc., dated January 7, 2003.
10.2+	Research Collaboration and License Agreement between Genaissance Pharmaceuticals, Inc., Bayer AG and Bayer Healthcare LLC, dated January 15, 2003.
10.3	Amendment, dated February 6, 2003, to Agreement with Pfizer, Inc., dated August 29, 2001.
10.4+	Genotyping Services Agreement between Genaissance Pharmaceuticals, Inc. and Wayne State University, dated March 11, 2003.
10.5

Amendment, dated March 12, 2003, to Master Equipment Lease Agreement between Genaissance Pharmaceuticals, Inc. and General Electric Capital Corporation (successor-in-interest to Oxford Venture Finance, LLC), dated June 10, 1999.

10.6*	Management Incentive Program Summary.
99.1	Statement pursuant to 18 U.S.C. Section 1350.
99.2	Statement pursuant to 18 U.S.C. Section 1350.

*                       Indicates a management contract or compensatory plan.

+                       Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission

#                       Certain schedules to this agreement were omitted by the Registrant.  The Registrant agrees to furnish any schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.