Form 10-Q
period 2003-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2003-08-14
CIK 1110009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

The number of shares of the registrant’s outstanding common stock as of August 1, 2003 was  23,041,167 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended June 30, 2003

PART I – Financial Information

Item 1 – Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$7,811	$16,578
Restricted cash	2,100	2,100
Marketable securities	13,412	15,472
Accounts receivable	1,271	448
Taxes receivable	608	—
Other current assets	489	407
Total current assets	25,691	35,005

Property and equipment, net	11,892	14,554
Intangible assets, net	899	—
Other assets	1,086	1,163

Total assets	$39,568	$50,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt due to a shareholder	$411	$397
Current portion of capital lease obligations	7,748	11,187
Accounts payable	1,482	838
Accrued expenses	2,396	2,037
Accrued dividends	1,159	1,159
Current portion of deferred revenue	2,491	3,026
Total current liabilities	15,687	18,644

Long-Term Liabilities:
Long-term debt due to a shareholder, less current portion	4,325	4,501
Deferred revenue, less current portion	1,619	1,722
Total long-term liabilities	5,944	6,223

STOCKHOLDERS’ EQUITY:
Common stock, 58,000 authorized shares, $.001 par value, 23,041 and 22,847 shares issued and outstanding at June 30, 2003, and December 31, 2002, respectively	23	23
Additional paid-in capital	220,030	219,413
Accumulated deficit	(202,114)	(193,602)
Accumulated other comprehensive income (loss)	(2)	21
Total stockholders’ equity	17,937	25,855

Total liabilities and stockholders’ equity	$39,568	$50,722

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

License and service revenue	$3,113	$1,933	$5,252	$3,784

Operating expenses:
Research and development	5,056	6,630	9,795	14,912
General and administrative	2,062	2,556	4,121	5,013
Impairment of fixed assets	—	6,000	—	6,000

Total operating expenses	7,118	15,186	13,916	25,925

Loss from operations	(4,005)	(13,253)	(8,664)	(22,141)

Interest income	90	285	224	639
Interest expense	(191)	(495)	(392)	(1,022)
Income tax benefit	320	—	320	—

Net loss attributable to common stockholders	$(3,786)	$(13,463)	$(8,512)	$(22,524)

Net loss per common share, basic and diluted	$(.17)	$(.59)	$(.37)	$(.99)

Weighted average shares used in computing net loss per common share	22,900	22,793	22,883	22,790

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,512)	$(22,524)
Adjustment to reconcile net loss to net cash used in operating activities, net of acquisition of DNA Sciences:
Depreciation and amortization	3,562	4,590
Impairment of fixed assets	—	6,000
Stock based compensation	117	207
Changes in assets and liabilities -
Accounts receivable	(35)	188
Taxes receivable	(608)	—
Other current assets	(47)	770
Other assets	16	19
Accounts payable	644	(1,427)
Accrued expenses	402	(1,518)
Deferred revenue	(638)	(8)
Net cash used in operating activities	(5,099)	(13,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DNA Sciences	(1,668)	—
Purchases of property and equipment	(530)	(70)
Investments in marketable securities	(13,299)	—
Proceeds from sale of marketable securities	15,336	17,876
Net cash (used in) provided by investing activities	(161)	17,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	94	38
Repayment of long-term debt due to related parties, net	(162)	(414)
Repayment of long-term debt, net	—	(45)
Repayment of capital lease obligations	(3,439)	(3,232)
Net cash used in financing activities	(3,507)	(3,653)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,767)	450

CASH AND CASH EQUIVALENTS, beginning of period	16,578	25,204

CASH AND CASH EQUIVALENTS, end of period	$7,811	$25,654

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest paid	191	526
Issuance of restricted shares	296	—
Issuance of stock and warrants in connection with the acquisition of DNA Sciences	110	—

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements

For the Quarter Ended June 30, 2003

(1)                     BASIS OF PRESENTATION

Genaissance Pharmaceuticals, Inc. is seeking to create personalized medicines through the integration of pharmacogenomics into drug development and marketing. The Company discovers inherited differences, or genomic markers, that exist in human genes. The Company uses its technological capabilities and methods as well as its clinical genetic development skills to identify the genomic markers that appear to define a patient population that responds best to a medication and has a superior safety profile.  The Company markets its technology and its predictive genomic markers to the pharmaceutical and biotechnology industries as a means to improve the development, marketing and prescribing of drugs.  Additionally, the Company provides GLP compliant DNA banking and research and GLP compliant genotyping and related services to a variety of companies.

The Company has prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2002, included in our Annual Report on Form 10-K (File No. 000-30981).  The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2003, and the results of our operations for the three and six month periods ended June 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

(2)                     ACQUISITION OF DNA SCIENCES

On May 15, 2003, under order of the United States Bankruptcy Court, the Company acquired certain  assets and liabilities of DNA Sciences, Inc. for $1,778,000 inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $2 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares issued by the Company to a licensor in connection with a license modification of a license acquired in connection with the acquisition.  The primary assets acquired consisted of a good laboratory practices (GLP) compliant and Clinical Laboratory Improvement Amendments (CLIA) licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test, as well as certain trade accounts receivable and fixed assets.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values on the date of acquisition.  The fair value of the assets received was greater than the purchase price and, therefore, the fair value of the long-lived assets was reduced, on a pro-rata basis, by the excess.  After consideration of such reduction, we have included in the accompanying June 30, 2003 balance sheet $899,000 of acquired intellectual property and other intangible assets, net of accumulated amortization of approximately $15,000.  The intellectual property is being amortized over its estimated useful life of 5 to 10 years and is estimated to be approximately $120,000 per year for each of the next five years.

The accompanying statement of operations includes the operating results of DNA Sciences since the date of the acquisition.  Pro forma results of operations have not been presented, as the acquisition is not deemed to be a material business combination.

In May, subsequent to the closing, the Company and Prometheus Laboratories Inc. (Prometheus) amended a license agreement primarily to provide certain additional rights to the TPMT test to Prometheus in exchange for a $675,000 cash payment to the Company, which is included in License and Service Revenue in the accompanying statement of operations.

(3)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128).  For the three and six months ended June 30, 2003 and 2002, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented.  The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 4,581,000 and 3,735,000 shares of common stock at June 30, 2003 and 2002, respectively.

(4)                     REVENUE RECOGNITION

The Company earns its revenues primarily through the licensing of its HAPTM Technology, by providing HAPTM Typing services and by providing GLP compliant DNA banking and genotyping services. The Company has also entered into agreements which provide for future milestones and royalty payments.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Amounts received in advance of revenue recognition are recorded as deferred revenue.

(5)                     ACCOUNTING FOR STOCK BASED COMPENSATION

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

At June 30, 2003, the Company had one stock-based compensation plan accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The Company has not issued stock options or made modifications to existing stock options where the exercise price is less than the market value of our common stock on the date of grant or modification.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarters ended June 30, 2003 and 2002:

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(3,786)	$(13,463)	$(8,512)	$(22,524)
Add: Stock-based employee compensation expense included in reported net loss	59	23	117	89
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(368)	(664)	(777)	(1,310)
Pro forma net loss	$(4,095)	$(14,104)	$(9,172)	$(23,745)

Net loss per share:
Basic and diluted -as reported	$(0.17)	$(0.59)	$(0.37)	$(0.99)

Basic and diluted - pro forma	$(0.18)	$(0.62)	$(0.40)	$(1.04)

(6)                     SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2003 and June 30, 2002, customer A accounted for 29% and 43% of the Company’s revenue, respectively.  Customers B and C accounted for 14% and 11% of revenue for the six months ended June 30, 2003, respectively.  Customer D accounted for 26% of revenue for the six months ended June 30, 2002.  The collaboration agreement with customer A expires in the fourth quarter of 2003 and the collaboration agreement with customer D expired in the fourth quarter of 2002.  In addition, the Prometheus license fee accounted for 22% and 14% of revenue for the three and six months ended June 30, 2003, respectively.  See Note 2 for further discussion of this license fee.

(7)                     CAPITAL LEASES

In December 2002, the Company announced it had received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in the Company’s business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  The Company also received a notice from Finova Capital Credit Corp. (Finova) stating that, as a result of the alleged default claim by GE, there had been a cross-default under the Company’s agreement with Finova.  To remedy the cross-default, Finova declared that all principal and future interest obligations were due and payable immediately.  In March 2003, the Company settled the claim with GE and simultaneously amended its lease agreement with GE (GE Amendment).  In connection with the GE Amendment, and as additional security for its payment obligation to GE, the Company delivered to GE a $2 million irrevocable letter of credit and agreed to additional covenants in the GE Amendment.  The Company may cause the letter of credit to be adjusted on a quarterly basis commencing on October 1, 2003 based on a decrease in outstanding amounts due to GE, as defined.  The letter of credit is collateralized by cash at 105% of the outstanding letter of credit balance.  In connection with the GE Amendment, GE retroactively rescinded its default claim and both parties have withdrawn from any legal action.  The GE Amendment and letter of credit have been retroactively reflected in the accompanying financial statements as of December 31, 2002.  In connection with the cross-default claim, the Company has not entered into a settlement agreement with Finova.  The Company recorded an additional charge to interest expense during the fourth quarter of 2002 for future interest due under the capital lease agreement with Finova to reflect the fact that all future interest and principal could be currently due and payable under the Finova capital lease agreement as a result of the default claim.  As a result of the continuing material adverse change provisions within the GE agreement and as a result of the Finova default claim, we have classified as current the GE and Finova lease obligations as of December 31, 2002 and June 30, 2003.

(8)                     COMPREHENSIVE LOSS

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements.  The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(3,786)	$(13,463)	$(8,512)	$(22,524)
Other comprehensive income (loss)	(7)	20	(23)	(62)
Total comprehensive loss	$(3,793)	$(13,443)	$(8,535)	$(22,586)

(9)                     INCOME TAX BENEFIT

Recent legislation enacted by the State of Connecticut reinstated its research and development tax credit exchange program.  The program allows companies to receive a cash payment from the State in exchange for foregoing certain research and development tax credit carryforwards.  The State exchanges the research and development tax credit carryforwards, at the rate of 65% of the annual research and development tax credit, as defined.  The legislation to reinstate the exchange program only for the 2002 tax year was passed during the second quarter of 2003 and, as a result, the Company recorded a benefit of approximately $320,000 in the accompanying statement of operations.

(10)              COMMITMENTS AND CONTINGENCIES

The Company, from time to time, has been subject to legal claims arising in connection with its business.  While the ultimate results of the legal claims cannot be predicted with certainty, at June 30, 2003, there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position and cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN 34.  FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Adoption of FIN 45 did not have an impact on either the operating results or financial position of the Company.

The Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners.  Pursuant to these agreements, the Company may indemnify, hold harmless and/or reimburse the indemnified parties for certain stipulated losses suffered or incurred by the indemnified parties in connection with the Company’s products or services.  The term of these indemnification agreements is generally perpetual.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company has not incurred any costs to defend lawsuits or settle claims related to any of these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

(11)              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that the adoption of SFAS No. 150 will be material to the Company’s operating results or financial position.

(12)              IMPAIRMENT OF FIXED ASSETS

During the second quarter of 2002, the Company recorded a $6.0 million charge for the impairment of fixed assets.  This charge was related to sequencing equipment, computer hardware and software and leasehold improvements in the Company’s DNA sequencing facility that the Company determined needed to be reviewed for potential impairment.  As a result of the review, the Company determined that the carrying value of the assets was in excess of expected discounted future cash flows to be generated by the asset group and a write down of $6.0 million was recorded.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to costs and our liquidity position.  These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and growth in our revenues and other factors relating to our business.  These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Common Terms

HAPTM Technology – the key components of our HAPTM Technology are:  a database of highly-informative, proprietary measures of genomic variation, or haplotypes, which we call HAPTM Markers, for pharmaceutically relevant genes; a proprietary informatics system, which we call DecoGen®, including unique algorithms, for defining patient populations with different drug responses; a cost-effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAPTM Typing; and clinical genetics development skills.

STRENGTH program (Statin Response Examined by Genetic HAPTM Markers) — we applied our HAPTM Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

CARING program (Clozapine HAPTM Marker Discovery Study) – this program is designed to identify which of our HAPTM Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine.

Overview

Since our inception, we have incurred significant operating losses, and, as of June 30, 2003, we had an accumulated deficit of $202.1 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, including our clinical trials and administrative costs associated with operations.  We expect to dedicate a significant portion of our resources for the foreseeable future to service our HAP TM Partnership program partners, our pharmacogenetic support service customers, our CARING program and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited (AstraZeneca), Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a part of Johnson & Johnson (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium) and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc., a part of Bayer AG, and government grants.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and liabilities of DNA Sciences, Inc. for $1,778,000, inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2 per share issued in connection with investment banking services performed as well as $35,000 which represents the fair value of 25,000 shares we issued to a licensor in connection with a license modification.  The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a TPMT diagnostic test as well as certain trade accounts receivable and fixed assets.  Subsequent to the closing, we entered into an amendment (the TPMT Amendment) to an existing license agreement with Prometheus under which we provide Prometheus with certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and service revenue in the accompanying statement of operations for the three months ended June 30, 2003.  By combining DNA Sciences’ offerings of GLP compliant DNA Banking and GLP compliant and CLIA licensed genotyping services with our HAP™ Technology and high-throughput research genotyping capabilities, we seek to provide a complete range of offerings for the application of DNA tests to the clinical development and marketing of drugs. Additionally, we will seek to broaden our relationships with the pharmaceutical and biotechnology clients that had agreements with DNA Sciences by offering them access to our HAP™ Technology platform as well as offering our existing customers access to our newly acquired facility for their GLP compliant DNA banking and genotyping needs.

In December 2002, we announced that we received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in our business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  In March 2003, we entered into an amendment (GE lease amendment) to our existing lease agreement with GE.  In connection with this amendment, GE rescinded and withdrew its default claim and both parties withdrew from any legal action.  The GE lease amendment requires compliance with certain additional covenants as well as a $2 million letter of credit, which is collateralized by cash.  We also received a notice from Finova Capital Corporation (Finova), stating that as a result of the alleged default claim by GE, there was a cross-default under our agreement with Finova.  Because of the outstanding claim of default by Finova, we recorded an additional charge to interest expense during the fourth quarter of 2002.  This charge represents all future interest payments due under the terms of the agreement with Finova.  As a result of the continuing material adverse change provisions within the GE agreement and as a result of the Finova default claim, we have classified as current the GE and Finova lease obligations as of December 31, 2002 and June 30, 2003.

In August 2002, we announced a restructuring and cost reduction program to revise our business focus and to better align our operating cost structure with our current and projected partner needs and projected revenues from our current and projected partners. The cost reduction program included a realignment of management responsibilities, a reduction in our workforce and a decision at that time to seek partners for all internal product development programs. The workforce was reduced by 20 percent to 110 employees in the third fiscal quarter of 2002, with the majority of the workforce reductions occurring in our DNA sequencing facility and related informatics support.  We incurred a charge for severance and related costs of approximately $200,000, which was recorded in operating results in the third fiscal quarter of 2002.  All severance obligations associated with this workforce reduction had been paid by December 31, 2002.

During the second quarter of 2002, we recorded a $6.0 million charge for the impairment of fixed assets.  This charge was related to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility that we determined needed to be reviewed for potential impairment.  As a result of our review, we determined that the carrying value of the assets was in excess of expected discounted future cash flows to be generated by the asset group and we recorded a write down of $6.0 million.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

•                  revenue recognition;

•                  valuation of long-lived assets; and

•                  research and development expenses.

Revenue recognition.  We earn our revenues primarily through the licensing of our HAPTM Technology and by providing HAPTM Typing services, and GLP compliant DNA banking and genotyping services.  We have also entered into agreements which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Revenues derived from the achievement of milestones or recognition of related work performed under the terms of a contract, as well as the access period of the license agreement, may cause our operating results to vary considerably from period to period.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

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

If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group.  If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed.  To determine the amount of the impairment charge, we compare the carrying value of the applicable fixed asset group to its fair value.  We determine the fair value of the fixed asset group by discounting expected future cash flow using a discount rate determined by us to be commensurate with the risk inherent in our current business.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

Research and development expenses. We record research and development expenses when they are incurred or, in the case of clinical trial expenses, based upon information we receive from third party clinical research organizations.  Research and development expenses include the following major types of costs: salaries and benefits, material and reagent costs, research license fees, clinical trial expenses, depreciation and amortization of laboratory equipment and leasehold improvements and building and utility costs related to research space.  We expense clinical trial costs as incurred based on information we receive from third parties and estimates that we make.  Our estimates may change as additional information becomes available, which could cause results to vary from period to period.

Results of Operations

Three Months Ended June 30, 2003 and 2002

License and service revenue consists primarily of revenue recognized in connection with the licensing of our HAP™ Technology and from HAPTM Typing and GLP compliant DNA banking and genotyping services. Revenue increased to approximately $3.1 million in the three months ended June 30, 2003 from $1.9 million in the three months ended June 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and the revenue recognized for services provided under contracts we assumed through the purchase of certain of the assets of DNA Sciences.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer

(formerly Pharmacia & Upjohn) in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing and facility-related costs.  We expense our research and development costs as incurred.  Research and development expenses decreased to approximately $5.1 million in the three months ended June 30, 2003 from approximately $6.6 million in the three months ended June 30, 2002.  The decrease in expenses is primarily attributable to a decrease of approximately $750,000 in technology license fees and a decrease of approximately $500,000 in depreciation expense.  The decrease in technology license fees is primarily due to a license agreement that expired in the fourth quarter of 2002.  The decrease in depreciation expense is primarily due to the asset impairment charge recorded in the quarter ended June 30, 2002.

General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters.  General and administrative expenses decreased to approximately $2.1 million in the three months ended June 30, 2003 from approximately $2.6 million in the three months ended June 30, 2002.  The decrease is primarily attributable to a $288,000 sales and use tax refund, which was recognized during the quarter ended June 30, 2003 as well as a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

The impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements used in our DNA sequencing facility.  During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment.  These conditions include, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets.  In particular, during the quarter ended June 30, 2002, we determined that our production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our ABI Prism® 3700 DNA Analyzers, the primary asset of the group.  Accordingly, we performed an impairment review on our sequencing long-lived assets.  As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group.  To determine the impairment charge we compared the carrying value of the applicable fixed assets to their fair value.  We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business.  As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flow to be generated by the asset group and we recorded a write-down of $6.0 million.  The impairment charge was allocated to the individual assets on a pro-rata basis.  The revised carrying value of the assets is being depreciated over the average remaining life of the primary asset of the group.

Interest income decreased to approximately $90,000 in the three months ended June 30, 2003 from approximately $285,000 for the same period in 2002.  The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2002 and lower interest rates on investments during 2003.

Interest expense decreased to approximately $191,000 in the three months ended June 30, 2003 from approximately $495,000 in the three months ended June 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  If, in the future, we enter into a settlement or amend our agreement with Finova, it may result in the reversal, in the period of amendment or settlement, of some of the interest expense recognized in the fourth quarter of 2002.

Income tax benefit was $320,000 for the three months ended June 30, 2003.  This increase is the result of recent legislation passed by the State of Connecticut that reinstated the research and development tax credit exchange program.  The legislation allows companies to exchange research and development tax credits earned in 2002.  The program allows companies to receive cash refunds from the State at a rate of 65% of the research tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.

Six Months Ended June 30, 2003 and 2002

Revenue increased to approximately $5.3 million in the six months ended June 30, 2003 from $3.8 million in the six months ended June 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and the revenue recognized for services, which were provided under contracts we assumed through the purchase of certain of the assets of DNA Sciences.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.

Research and development expenses decreased to approximately $9.8 million in the six months ended June 30, 2003 from approximately $14.9 million in the six months ended June 30, 2002.  The decrease in expenses is primarily attributable to a decrease of approximately $1.5 million in technology license fees, a decrease of approximately $1.6 million in depreciation and repair and maintenance expenses and a decrease of approximately $600,000 in payroll and related costs. The decrease in technology license fees is primarily due to a license agreement that expired in the fourth quarter of 2002.  The decreases in depreciation and repair and maintenance expenses are primarily due to a reduction in DNA sequencing, consistent with the removal of the majority of our ABI Prism® 3700 DNA analyzers from production and the asset impairment charge recorded in the quarter ended June 30, 2002. The decrease in payroll and related costs is primarily due to our work force reduction in connection with our restructuring program that was initiated in the third quarter of 2002.

General and administrative expenses decreased to approximately $4.1 million in the six months ended June 30, 2003 from approximately $5.0 million in the six months ended June 30, 2002.  The decrease is primarily attributable to a $288,000 sales and use tax refund recorded in the second quarter of 2003 and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

The impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements used in our DNA sequencing facility.  During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment.  Our review determined that a $6.0 million write-down in the carrying value of the long-lived assets was needed.  Please see “Results of Operations - Three Months ended June 30, 2003 and 2002” for further explanation of this charge.

Interest income decreased to approximately $224,000 in the six months ended June 30, 2003 from $639,000 in the six months ended June 30, 2002.  The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2002 and lower interest rates on investments during 2003.

Interest expense decreased to approximately $392,000 in the six months ended June 30, 2003 from approximately $1.0 million in the six months ended June 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  If, in the future, we enter into a settlement or amend our agreement with Finova, it may result in the reversal, in the period of amendment or settlement, of some of the remaining interest expense recognized in the fourth quarter of 2002.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of common and preferred stock, payments received under licensing agreements, loans and capital leases.  From inception through June 30, 2003, we have received aggregate gross proceeds of approximately $163.2 million from issuance of common and preferred stock.  In addition, through June 30, 2003, we have received $22.7 million from license and service fees, royalties and research contracts.  We have also received $26.2 million from capital lease financing arrangements and $8.2 million from other loans.  We have acquired, through June 30, 2003, $42.6 million of property and equipment.  The majority of these assets were financed through capital lease financing arrangements and other loans.

We expect to continue to finance our operations in the short-term from cash we received in 2000 from the sale of our common stock and revenue from our HAPTM Technology Partnership program and our pharmacogenetic support service customers.  In addition, we may seek to raise additional funds through the issuance of debt and/or equity securities.  Our business strategy depends on, among other things, entering into partnership agreements with pharmaceutical and biotechnology companies and growing the revenue from our pharmacogenetic support services business.  If we are unsuccessful in entering into new partnership programs, growing the revenue from our pharmacogenetic support services business, or obtaining additional financing funds, we may not generate sufficient funds to sustain our operations at planned levels.

Cash used in operations for the six months ended June 30, 2003 was $5.1 million compared with $13.7 million for the same period in 2002.  The cash used in operations for the six months ended June 30, 2003 resulted primarily from a net loss of $8.5 million, partially offset by $3.7 million of non-cash charges for depreciation and amortization expense and stock-based compensation.  Cash used in operations for the six months ended June 30, 2002 resulted primarily from a net loss of $22.5 million and a $2.9 million decrease in accounts payable and accrued liabilities, partially offset by $4.8 million of non-cash charges for depreciation and amortization expense and stock-based compensation and a $6.0 million non-cash asset impairment charge.

Cash used in investing activities for the six months ended June 30, 2003 was $161,000 compared with net cash provided by investing activities of $17.8 million for the same period in 2002.  Net proceeds from the sale of marketable securities totaled $2.0 million for the six months ended June 30, 2003 compared to $17.9 million for the same period in 2002.  During the six months ended June 30, 2003 we used $1.7 million of cash for the purchase of certain assets and liabilities of DNA Sciences.  In addition, during the six months ended June 30, 2003, we used $530,000 of cash for the purchase of property and equipment compared to $70,000 for the same period in 2002.

Cash used for financing activities for the six months ended June 30, 2003 was $3.5 million compared with $3.7 million for the same period in 2002.  The primary use of cash from financing activities for the six months ended June 30, 2003 and 2002 was the repayment of long-term debt and capital lease obligations.

Our contractual cash obligations as of June 30, 2003, are as follows:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total Amounts Committed	Total for remainder of Fiscal 2003	Total for Fiscal Years 2004 and 2005	Total for Fiscal Years 2006 and 2007	Total for Fiscal Year 2008 and later
Long-Term Debt, including interest	$6,120	$352	$1,408	$1,408	$2,952
Capital Lease Obligations, including interest (1)	7,910	7,910	—	—	—
Operating Leases	8,615	563	2,235	2,025	3,792
Minimum License Obligations	500	88	206	206	—
Total Contractual Cash Obligations	$23,145	$8,913	$3,849	$3,639	$6,744

(1)                      Reflects all lease obligations as being current.  We are permitted however, as a result of the GE Amendment that we entered into in March 2003 to pay the outstanding GE lease obligations under the original maturity schedule through February 2005.  Obligations due under the original maturity schedules total $3,739,000 for fiscal 2003 and $4,171,000 in aggregate for fiscal 2004 and 2005.  See Management’s Discussion and Analysis – Overview and Note 7 of Notes to Financial Statements for additional information regarding the classification of certain amounts as current obligations.

Long-term debt consists of three financing agreements with Connecticut Innovations Inc. (CII), a stockholder, used to finance certain leasehold improvements and other costs associated with our facility expansion.  Each agreement provided for interest only with principal payments, based on a 120-month amortization beginning April 2001 through October 2002, with final balloon payments due in March 2009 through June 2011.  Borrowings under the agreements bear interest at 6.5% and are collateralized by the related leasehold improvements.  We are in compliance with all debt covenants as of June 30, 2003 and no cross default provisions exist under these agreements.

Capital lease obligations related to equipment consist principally of arrangements with four equipment leasing companies.  The leases have terms ranging from two to four years with installments originally scheduled to end between August 2003 and February 2005 and which bear interest at rates ranging from 8.15% to 12.46%.  Borrowings under these agreements are secured by the underlying leased equipment.  The majority of the capital lease arrangements allow for the purchase of the related equipment at the completion of the lease term, as defined in the agreements, and certain of the agreements require the purchase of the equipment at the completion of the lease term.

We lease our operating facilities located in New Haven, Connecticut and Morrisville, North Carolina.  We are currently a tenant-at-will in the North Carolina facility and are in the process of negotiating a new lease agreement.  The Connecticut lease agreements currently require annual lease payments of approximately $1.1 million per year over the original term, which expires in 2006.  We have two five-year renewal options to extend the lease agreements beyond the initial term.  We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases through September 2011.  In addition to the operating lease agreements for our current facility, we also have operating leases for certain of our office equipment.

We periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to make future royalty payments and certain milestone payments based on product sales or sublicense income generated from the applicable technologies, if any, and include provisions requiring future minimum lease payments, whether or not the technology is commercialized.  The amount of such payments will depend upon successful commercialization of applicable technologies, if any.  The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

Based on our current business plans, capital expenditures are not expected to exceed $1.5 million for each of fiscal 2003 and 2004.

Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including:

•                  the demand for our HAP TM Technology;

•                  the efforts and success of our HAP TM partnership program;

•                  the commercialization of intellectual property derived from our associations;

•                  the growth of our pharmacogenetics support services business;

•                  the level of competition we face;

•                  our ability to maintain our HAP TM Technology; and

•                  our ability to effectively manage our operating expenses.

On June 30, 2003, cash, cash equivalents and short-term investments totaled $23.3 million compared to approximately $34.2 million at December 31, 2002.  Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts.  We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 15 months.  To execute our long-term business plan, we will need to grow our revenues significantly each year and we may need to seek additional funding through public or private equity offerings or debt financings or through commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.

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

We have incurred substantial operating losses since our inception.  As of June 30, 2003, we have generated only minimal revenue from our HAPTM Partnership program and our pharmacogenetic support services, and we do not expect to generate significant revenues for several years, if ever.  From inception through June 30, 2003, we had an accumulated deficit of approximately $202.1 million.  Our losses to date have resulted principally from costs we incurred in the development of our HAPTM Technology, in our clinical trials and from general and administrative costs associated with operations.  We expect to devote substantially all of our resources to service our HAPTM Partnership program and STRENGTH program partners, our pharmacogenetic support services customers and our CARING program and to maintain our HAPTM Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability.  In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAPTM Technology.  We do not expect our losses to be substantially mitigated by revenues from our HAPTM Partnership and STRENGTH programs and our CARING program, if any, and our Long QT program, if any, or from our pharmacogenomics support services for a number of years.

We currently rely on a limited number of customers for substantially all of our revenues.  As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse affect on our business and operating results.

We are dependent upon a limited number of customers that represent substantially all of our revenues.  In the quarter ended June 30, 2003, two of our customers accounted for 47% of our total revenues.  The agreement with the one of the two customers expires in the fourth quarter of 2003.  If we are unable to replace, upon substantially similar terms, the agreement that expires in the fourth quarter of 2003, or the agreement which expired in 2002, which accounted for 26% of our revenue for the six months ended June 30, 2002 or if we lose any of our other remaining significant customers, it would have a material adverse affect on our revenues and on our business in general and could cause volatility or a decline in our stock price.

To generate significant revenues, we must obtain additional customers for our HAPTM Partnership program and our STRENGTH, CARING and Long QT programs and for our pharmacogenetic support services.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAPTM Partnership program and our STRENGTH, CARING and Long QT programs and obtaining additional customers for our pharmacogenetic support services.  We currently have a HAPTM Partnership program with five pharmaceutical and biotechnology companies as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic rights and non-exclusively the product development rights from our STRENGTH program.  Our contracts for our pharmacogenetic support services are specific limited term projects.  We may not be successful in obtaining additional partners for our HAPTM Partnership program and our STRENGTH program or obtaining any partners for our CARING or Long QT programs or obtain sufficient new customers for our pharmacogenetic support services to replace our current projects.  If we are unsuccessful in finding additional partners for our HAPTM Partnership program and our STRENGTH program or in finding any partners for our CARING or Long QT programs or new customers for our pharmacogenetic support services, we may never generate sufficient revenues to sustain our operations.  In addition, we expect that some of our future HAPTM Partnership program collaborations, like some of our current HAPTM Partnership program collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed.  Accordingly, we must continually obtain new customers to be successful.  To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at that time under the circumstances.  There can be no assurance, however, that our estimates or the assumptions underlying our estimates will be correct.

We may require additional funding to fund operations and repay debt and we may not be able to obtain any.

We have used substantial amounts of cash to fund our research and development activities.  We will continue to spend funds to service our HAPTM Partnership program and STRENGTH program partners, our pharmacogenetic support services customers and our CARING and Long QT programs and to maintain our HAPTM Technology.  We plan to pay for these activities with funds from:

•                  our existing cash and investment securities, and

•                  income that we may receive from our HAPTM Partnership program and STRENGTH program partners and pharmacogenetic support services customers.

We intend to rely on our current HAPTM Partnership program and STRENGTH program partners and future partners, if any, and our current pharmacogenetic support services customers and future customers, if any, for significant funding in the future to support our development efforts.  To execute our business plans, we will need to grow our revenues significantly each year.  We cannot be certain when we will begin to receive additional income, if at all, from our HAPTM Partnership and STRENGTH programs and our pharmacogenetic support services and income, if any, from our CARING and Long QT programs.  If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 15 months.  We cannot assure you that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives.  In addition, to execute our business plans, we may need to seek additional funding through public or private equity offerings, debt financings or through commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.  If we are unable to generate sufficient revenues or access capital on acceptable terms, we may be required to (a) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or (b) significantly scale back current operations.  Either of these two possibilities would have a material adverse effect on our business.

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

We discover HAPTM Markers for pharmaceutically relevant genes.  If we are unable to find HAPTM Markers for pharmaceutically relevant genes in a timely manner, our potential partners may lose confidence in our HAPTM Technology and our company, which could decrease our ability to generate revenues.  Even if we are able to discover HAPTM Markers for pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors.  Furthermore, pharmaceutical and biotechnology companies may not choose our HAPTM Technology over competing technologies.

Our DecoGen® Informatics System may also be less effective than we expect or may not allow our partners or us to determine a correlation between drug response and genomic variation.  Furthermore, even if our partners or we are successful in identifying such a correlation, our partners may not be able to develop or sell commercially viable products nor may our partners be able to increase the sales of their marketed products using this correlation.  Accordingly, our HAPTM Markers and HAPTM Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAPTM Partnership program and STRENGTH program partners.

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

We may be unable to develop or commercialize our HAPTM Technology if we cannot establish additional collaborative relationships and we will depend on our partners to develop or to co-develop products.

We currently have a HAPTM Partnership program with five pharmaceutical and biotechnology companies as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic rights and non-exclusively the product development rights from our STRENGTH program.  We do not currently have any partners for our CARING or Long QT programs.  Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical or diagnostic products on our own.  As a result, part of our current and future revenues will depend on payments from our current HAPTM Partnership program and STRENGTH program partners and our future HAPTM Partnership, STRENGTH, CARING and Long QT program partners, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAPTM Technology.  If we are unable to attract new HAPTM Partnership program and STRENGTH program partners or any partners for our CARING and Long QT programs, we may never generate sufficient revenues to sustain our operations.

Our partners for our HAPTM Partnership program and STRENGTH program and our partners, if any, for our CARING and Long QT programs, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAPTM Technology.  Our current agreements with these partners, and we anticipate that any future agreements with partners, will allow them significant discretion in pursuing these activities.  We cannot control the amount and timing of resources that any such current or potential partners will devote to our programs or potential products.  Our HAPTM Partnership program and STRENGTH program arrangements and our CARING and Long QT program arrangements, if any, may also have the effect of limiting the areas of research that we may pursue either alone or with others.  Because part of our revenues will be dependent on the successful commercialization or development of our partners’ products, if, for any reason, a HAPTM Partnership program partner or our STRENGTH program partner delays or abandons its development or commercialization of a product developed using our HAPTM Technology, we may receive reduced royalty or other payments or no royalty or other payments at all.  In addition, because part of our future revenues will be dependent on the successful commercialization of additional aspects of our HAPTM Partnership and STRENGTH programs with partners and the successful commercialization of our CARING and Long QT programs with partners, if, for any reason, a partner delays or abandons its development or commercialization of these additional aspects of our HAPTM Partnership program or STRENGTH program or its development or commercialization of our CARING and Long QT programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

Although we intend to retain the rights to all HAPTM Markers, which we discover as well as to HAPTM Markers discovered jointly with our HAPTM Partnership and STRENGTH program partners and with our CARING and Long QT program partners, if any, we may not always be able to negotiate the retention of these rights.  Furthermore, disputes may arise in the future over the ownership of rights to HAPTM Markers as well as any other technology we develop with our HAPTM Partnership and STRENGTH program partners or with our CARING and Long QT program partners, if any.  These and other possible disagreements between our HAPTM Partnership and STRENGTH program partners and us or between our CARING and Long QT program partners, if any, and us could lead to delays in the research, development or commercialization of their products.  These disagreements could also result in litigation or require arbitration to resolve.  Any of these events could prevent us from effectively marketing our HAPTM Technology.

We invest considerable amounts of time, effort, and money to license our HAPTM Technology; and if we are unable to license our technology, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain partners for our HAPTM Partnership program and our STRENGTH, CARING and Long QT programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAPTM Technology can help accelerate or improve their drug and diagnostic development and marketing efforts.  To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAPTM Partnership, STRENGTH, CARING and Long QT programs.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAPTM Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our HAPTM Partnership, STRENGTH, CARING and Long QT programs will be commercially viable.  If we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations.  We may expend substantial funds and management effort to market our HAPTM Partnership, STRENGTH, CARING Long QT programs, without any resulting revenues.

Our ability to make any acquisitions is dependent on the availability of adequate cash and the attractiveness of our stock price.

We anticipate that any future acquisitions of businesses or technologies will be financed through available cash, the issuance of shares of our common stock and/or seller financing.  We cannot assure you that we will have sufficient existing capital resources or that we will be able to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet the capital requirements for such acquisitions.

We also believe that a significant factor in our ability to close acquisitions using stock as consideration will be the attractiveness of our common stock for potential acquisition candidates.  This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors.  The trading price of our common stock on the Nasdaq National Market could in the future materially adversely affect our acquisition program.

Integration of acquisitions or strategic investments could interrupt our business and our financial condition could be harmed.

From time to time, we may acquire or make strategic investments in other businesses or technologies.  For example, on May 15, 2003, the United States Bankruptcy Court approved our bid to purchase substantially all of the assets and to assume certain liabilities of DNA Sciences, Inc.  In addition, we signed a modification to a license agreement for certain intellectual property that we acquired from DNA Sciences.  The DNA Sciences acquisition, as well as any other acquisitions or strategic investments we may make in the future, entail numerous risks that include the following:

•                  difficulties integrating any acquired operations, personnel, technologies or products;

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

•                  dilution to existing stockholders and earnings per share; and

•                  incurrence of substantial debt.

Any such difficulties encountered as a result of a merger, acquisition or strategic investment could adversely affect our business, operating results and financial condition.

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

Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others.  A third party may sue us for infringing on its patent rights.  Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights.  The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s focus from our core business concerns.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

If any party should successfully claim that the creation or use of our HAPTM Technology or HAPTM Marker association data infringe upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms.  Moreover, any legal action against us or any of our program partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAPTM Partnership and STRENGTH program partners or any CARING program partners to obtain a license in order to continue to manufacture or market the affected products and processes.  Any license required under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAPTM Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information.  On January 31, 2003, the FDA announced an initiative to help make innovative medical technology available sooner, including the use of pharmacogenomics during drug development.  The FDA indicated that the agency would issue guidance on when and how to submit pharmacogenomic information to the FDA during the drug development process.  The FDA said that this guidance would facilitate the exploratory use of pharmacogenomic screening during drug development and would clarify when such information would be considered part of the evaluation of drug safety.  In addition, the FDA stated that the agency would hold a workshop in 2003 on issues that are involved in the co-development of a pharmacogenomic test and a drug and that within 18 months the agency would issue guidance on the regulatory pathway for such combinations through the agency’s Center for Drug Evaluation and Research and the Center for Devices and Radiological Health.  Our success will depend in part on what guidance the FDA issues with regard to the use of genomic variation analysis as part of the drug approval process and, accordingly, the validity of our HAPTM Technology as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this acceptance by the FDA and the pharmaceutical and biotechnology industry, we may be unable to market effectively our HAPTM Technology and we may not generate sufficient revenues to sustain our operations.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data.  To the extent that these laws and regulations limit the use of our HAPTM Technology or impose additional costs on our partners, we may be unable to market effectively our HAPTM Partnership, STRENGTH, CARING and Long QT programs and we may not generate sufficient revenues to sustain our operations.

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

Any new drug, biologic or new drug or biologic indication our partners develop using our HAPTM Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed.  This regulatory process can take many years and require substantial expense.  Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application.  We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our partners, whenever this regulatory review is required.  Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review.  A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent.  Because our future revenues will be dependent on the successful commercialization or development of products using our HAPTM Technology, any delay of our partners in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAPTM Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our partners are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAPTM Technology, the lack of regulatory approval will diminish the value of our HAPTM Technology.

To date, no one has developed or commercialized any therapeutic product or commercialized any diagnostic product using our HAPTM Technology.  We expect to rely on our program partners to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of our HAPTM Partnership and STRENGTH programs and our CARING and Long QT programs, if any.  Our program partners may not submit an application for regulatory review.  Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all.  If our partners fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances.  As a result, we may not receive royalty or other payments from our customers.  The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

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

Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data.  Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases.  In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in partnership with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases.  Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and have partnerships with companies employing these technologies.

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

We depend on third-party products and services and limited sources of supply for our sequencing and genotyping laboratories.

We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers.  Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

•                  the inability to obtain an adequate supply of required software, products and materials due to capacity constraints, product defects, a discontinuance of a product by a supplier or other supply constraints;

•                  reduced control over quality and pricing of software, products and materials; and

•                  delays and long lead times in receiving software, products, or materials from vendors.

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

•                  demand for and market acceptance of our HAPTM Partnership, STRENGTH, CARING and Long QT programs;

•                  timing of the execution of agreements on our HAPTM Partnership, STRENGTH, CARING and Long QT programs and other material contracts;

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and short-term investments, all of which have maturities of less than one year.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of June 30, 2003.

Item 4 – Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 2 – Changes in Securities and Use of Proceeds.

Changes in Securities

Not applicable.

Use of Proceeds

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through June 30, 2003, we have used the proceeds for research and development activities, capital expenditures, working capital, debt service and other general corporate purposes.  We will continue to spend funds to service our HAPTM Technology Partnership program and our STRENGTH program partners, our pharmacogenetic support services customers, our CARING and Long QT programs and to maintain our HAPTM Technology.  As of June 30, 2003, $23.3 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

At our 2003 annual meeting of stockholders (the “Annual Meeting”) held on May 21, 2003, the following matters were acted upon by the stockholders of the Company:

1.               The election of Gualberto Ruaño, M.D., Ph.D., and Seth Rudnick, M.D., as Class III directors of the Company, to serve for the ensuing three years; and

2.               Approval of an amendment to our 2000 Amended and Restated Equity Incentive Plan increasing the aggregate number of shares of common stock issuable thereunder from 4,287,375 to 4,787,375.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 23,049,397.  The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Harry H. Penner, Jr., Jürgen Drews, M.D., Kevin Rakin and Christopher Wright.  The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

Matter	Votes For	Votes Withheld/Against	Abstentions
1. Election of Directors:
Gualberto Ruaño, M.D., Ph.D.	15,745,205	2,919,383	N/A
Seth Rudnick, M.D.	17,592,434	1,072,154	N/A
2. Approval of Amendment to the Company’s 2000 Amended and Restated Equity Incentive Plan	16,035,243	2,106,381	522,963

In July 2003, Dr. Ruaño notified the Company that he intended to resign as Chief Scientific Officer and as a Director of the Company, effective August 31, 2003.

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

See Index to Exhibits attached hereto.

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2003:

Current Report on Form 8-K dated May 13, 2003, furnishing under Item 12 our financial results for our first quarter ended March 31, 2003.

GENAISSANCE PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: August 14, 2003	By:	/s/ Ben Kaplan
Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1*	Employment Agreement with Ben Kaplan dated May 6, 2003.

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

*                 Indicates a management contract or compensatory plan.