Form 10-Q
period 2003-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2003-11-14
CIK 1110009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant’s outstanding common stock as of November 10, 2003, was 23,052,227 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended September 30, 2003

PART I – Financial Information

Item 1 – Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$8,333	$16,578
Restricted cash	2,100	2,100
Marketable securities	6,655	15,472
Accounts receivable	1,467	448
Taxes receivable	808	—
Other current assets	1,007	407

Total current assets	20,370	35,005

Property and equipment, net	10,054	14,554
Intangible assets, net	870	—
Other assets	376	1,163

Total assets	$31,670	$50,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt, including amounts due to a shareholder of $414 and $397 at September 30, 2003 and December 31, 2002, respectively	$2,081	$397
Current portion of capital lease obligations	1,644	11,187
Accounts payable	956	838
Accrued expenses	2,904	2,037
Accrued dividends	1,159	1,159
Current portion of deferred revenue	1,432	3,026

Total current liabilities	10,176	18,644

Long-Term Liabilities:
Long-term debt, including amounts due to a shareholder of $4,222 and $4,501 at September 30, 2003 and December 31, 2002, respectively, less current portion	7,555	4,501
Deferred revenue, less current portion	1,567	1,722

Total long-term liabilities	9,122	6,223

Stockholders’ Equity:
Common stock, 58,000 authorized shares, $.001 par value, 23,212 and 22,847 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	23	23
Additional paid-in capital	220,309	219,413
Accumulated deficit	(207,957)	(193,602)
Accumulated other comprehensive income (loss)	(3)	21

Total stockholders’ equity	12,372	25,855

Total liabilities and stockholders’ equity	$31,670	$50,722

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

License and service revenue	$2,571	$1,754	$7,823	$5,539

Operating expenses:
Research and development	6,097	4,712	15,892	19,624
General and administrative	2,080	1,956	6,200	6,970
Impairment of fixed assets	—	—	—	6,000
Loss on leased equipment	368	—	368	—

Total operating expenses	8,545	6,668	22,460	32,594

Loss from operations	(5,974)	(4,914)	(14,637)	(27,055)

Interest income	52	219	276	858
Interest expense	(122)	(487)	(514)	(1,509)

Loss before benefit from (provision for) income taxes	(6,044)	(5,182)	(14,875)	(27,706)

Income tax benefit (provision)	200	(28)	520	(28)

Net loss attributable to common stockholders	$(5,844)	$(5,210)	$(14,355)	$(27,734)

Net loss per common share, basic and diluted	$(0.25)	$(0.23)	$(0.63)	$(1.22)

Weighted average shares used in computing net loss per common share	23,044	22,827	22,937	22,802

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,355)	$(27,734)
Adjustment to reconcile net loss to net cash used in operating activities, net of acquisition of DNA Sciences:
Depreciation and amortization	5,400	6,422
Impairment of fixed assets	—	6,000
Stock based compensation	176	107
Loss on leased equipment	368	—
Changes in assets and liabilities -
Accounts receivable	(232)	49
Taxes receivable	(808)	—
Other current assets	(564)	2,385
Other assets	910	(481)
Accounts payable	118	(1,722)
Accrued expenses	909	(2,507)
Deferred revenue	(1,749)	(119)
Net cash used in operating activities	(9,827)	(17,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of net assets of DNA Sciences	(1,668)	—
Purchases of property and equipment	(840)	(85)
Proceeds from the sale of property and equipment	30	—
Investments in marketable securities	(13,299)	—
Proceeds from sale of marketable securities	22,091	26,060
Net cash provided by investing activities	6,314	25,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	105	38
Repayment of long-term debt due to shareholder	(261)	(122)
Proceeds from (repayment of) long-term debt	5,000	(485)
Financing costs	(33)	—
Repayment of capital lease obligations	(9,543)	(4,984)
Net cash used in financing activities	(4,732)	(5,553)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,245)	2,822

CASH AND CASH EQUIVALENTS, beginning of period	16,578	25,204

CASH AND CASH EQUIVALENTS, end of period	$8,333	$28,026

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	944	1,381
Issuance of restricted shares	296	—
Issuance of stock and warrants in connection with the acquisition of net assets of DNA Sciences	110	—
Issuance of warrants in connection with term loan	209	—
Taxes paid	—	28

The accompanying notes are an integral part of these financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Financial Statements
For the Quarter Ended September 30, 2003

(1)                     BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Genaissance Pharmaceuticals, Inc. is a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. The Company’s technology, services and clinical development expertise are marketed to biopharmaceutical and diagnostic development companies, as a comprehensive solution to their pharmacogenomic needs.  The Company’s goal is to improve drug development, physicians’ ability to prescribe drugs, and patients’ lives by elucidating the role of genetic variation in drug response. Additionally, the Company provides Good Laboratory Practices (GLP) compliant DNA banking and research and GLP compliant genotyping and related services to a variety of companies.

The Company has prepared the accompanying financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2002, included in our Annual Report on Form 10-K (File No. 000-30981).  The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2003, and the results of our operations for the three and nine-month periods ended September 30, 2003 and 2002, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

In September 2003, the Company prepaid its capital lease obligations with Finova Capital Credit Corp. (Finova) and Newcourt Financial USA, Inc. (Newcourt), including any end of lease buy out provisions for equipment retained.  The aggregate amount paid was $4.4 million.  See Note 7 for further details of the lease prepayments.  In October 2003, the Company prepaid its capital lease obligations with General Electric Capital Corporation (GE) and paid all outstanding obligations due to GE under the terms of the agreement.  The Company made a payment of $1.7 million to GE which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126,000.  See Note 14 for further details of the GE lease prepayment.

In September 2003, the Company entered into a $5.0 million Loan and Security Agreement with Comerica Bank (Comerica).  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime plus 2.5%.  See Note 8 for further discussion of the Comerica loan.

In October 2003, the Company sold 270,000 shares of Series A Preferred Stock to an accredited investor for $22.50 per share resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $175,000.   See Note 14 for details of the preferred stock sold.

(2)                     ACQUISITION OF DNA SCIENCES

On May 15, 2003, under order of the United States Bankruptcy Court, the Company acquired certain assets and liabilities of DNA Sciences, Inc. for $1.8 million inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to 75,000 shares of the Company’s common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares issued by the Company to a licensor in connection with a license modification of a license acquired in connection with the acquisition.  The primary assets acquired consisted of a GLP compliant and Clinical Laboratory Improvement

Amendments (CLIA) licensed genotyping services business, and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test, as well as certain trade accounts receivable and fixed assets.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values on the date of acquisition.  The fair value of the assets received was greater than the purchase price and, therefore, the fair value of the long-lived assets was reduced, on a pro-rata basis, by the excess.  After consideration of such reduction, included in the accompanying September 30, 2003, balance sheet is $870,000 of acquired intellectual property and other intangible assets, net of accumulated amortization of approximately $45,000.  The intellectual property is being amortized over its estimated useful life of 5 to 10 years and is estimated to be approximately $120,000 per year for each of the next five years.

The accompanying statement of operations includes the operating results of DNA Sciences since the date of the acquisition.  Pro forma results of operations have not been presented, as the acquisition is not deemed to be a material business combination.

In May 2003, subsequent to the closing, the Company and Prometheus Laboratories, Inc. (Prometheus) amended a license agreement primarily to provide certain additional rights to the TPMT test to Prometheus in exchange for a $675,000 cash payment to the Company.  The $675,000 payment is included in License and Service Revenue in the accompanying statement of operations for the nine months ended September 30, 2003, as the Company had no further obligation to provide any additional information or services to Prometheus under the terms of the agreement.

(3)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128).  For the three and nine months ended September 30, 2003 and 2002, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented.  The outstanding stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 4,185,000 and 3,822,000 shares of common stock at September 30, 2003 and 2002, respectively.  For the purpose of computing basic net loss per share, the 162,000 shares of restricted common stock issued are not considered outstanding until such restrictions lapse.

(4)                     REVENUE RECOGNITION

The Company earns its revenues primarily through the licensing of its HAPTM Technology, by providing HAPTM Typing (genotyping) services and by providing GLP compliant DNA banking and genotyping services. The Company has also entered into agreements which provide for future milestone and royalty payments.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9), and in accordance with Emerging Issues Task Force Issue 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables.  In accordance therewith, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.   Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Amounts received in advance of revenue recognition are recorded as deferred revenue.

(5)                     ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123 (SFAS No. 148).  SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123.  The Company adopted the disclosure provisions of SFAS No. 148 during the fourth quarter of 2002.

At September 30, 2003, the Company had one stock-based compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarters ended September 30, 2003 and 2002:

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(5,844)	$(5,210)	$(14,355)	$(27,734)
Add: Stock-based employee compensation expense included in reported net loss	59	(40)	176	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(353)	(716)	(1,130)	(2,026)
Pro forma net loss	$(6,138)	$(5,966)	$(15,309)	$(29,711)

Net loss per share:
Basic and diluted - as reported	$(0.25)	$(0.23)	$(0.63)	$(1.22)

Basic and diluted - pro forma	$(0.27)	$(0.26)	$(0.67)	$(1.30)

(6)                     SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2003 and September 30, 2002, customer A accounted for 30% and 45% of the Company’s revenue, respectively.  Customers B and C accounted for 14% and 13% of revenue for the nine months ended September 30, 2003, respectively.  Customer D accounted for 27% of revenue for the nine months ended September 30, 2002.  The collaboration agreement with customer A expires in the fourth quarter of 2003 and the collaboration agreement with customer D expired in the fourth quarter of 2002.  In addition, the Prometheus license fee and royalty accounted for 10% of revenue for the nine months ended September 30, 2003.  See Note 2 for further discussion of this license modification fee.

(7)                     CAPITAL LEASES

In December 2002, the Company announced it had received a notice from GE claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in the Company’s business.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreement.  The Company also received a notice from Finova stating that, as a result of the alleged default claim by GE, there had been a cross-default under the Company’s agreement with Finova.  To remedy the cross-default, Finova declared that all principal and future interest obligations were due and payable immediately.  In March 2003, the Company settled the claim with GE and simultaneously amended its lease agreement with GE (GE Amendment).  In connection with the GE Amendment, and as additional security for its payment obligation to GE, the Company delivered to GE a $2.0 million irrevocable letter of credit and agreed to additional covenants in the GE Amendment.  The letter of credit was collateralized by cash at 105% of the outstanding letter of credit balance.  In connection with the GE Amendment, GE retroactively rescinded its default claim.  The GE Amendment and letter of credit have been reflected in the accompanying balance sheet as of December 31, 2002.  The Company recorded an additional charge to interest expense during the fourth quarter of 2002 for future interest due under the capital lease agreement with Finova to reflect the fact that all future interest and principal could be currently due and payable under the Finova capital lease agreement as a result of the default claim.  As of December 31, 2002, the amounts due to GE and Finova were classified as current obligations.

In September 2003, the Company prepaid its capital lease obligations with Finova and Newcourt (See Note 1) and paid all amounts due, including any end of lease buy out provisions for equipment retained.  In connection with the Finova agreement, the Company paid a total of $4.2 million, which included a prepayment discount of approximately $88,000 that was credited to interest expense during the quarter ended September 30, 2003.  Under their original terms, the lease schedules covered by the Finova agreement would have expired between November 2003 and August 2004.  In connection with the Newcourt agreement, the Company paid a total of approximately $173,000, which represented all future interest and principal due under the leases schedules which, by their original terms, would have expired in November and December 2003.  The Company disposed of certain equipment financed under certain of the lease schedules and recorded an additional charge of approximately $368,000 related to this equipment.  In connection with the buyout, Finova and Newcourt released their liens on all purchased equipment.

In October 2003, the Company prepaid its capital lease obligations with GE and paid all amounts due under the agreement.  See Note 14 for further discussion of the GE lease buy out.

(8)                     LONG-TERM DEBT

In September 2003, the Company entered into a $5.0 million Loan and Security Agreement with Comerica.  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.0% at September 30, 2003) plus 2.5%.  Borrowings under the agreement are secured by certain assets of the Company.  Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  The Company was in compliance with such financial covenants as of September 30, 2003.  In addition, the agreement includes a material adverse change clause which provides that all amounts become due upon such a change.  In connection with the agreement, the Company issued a warrant to Comerica, which is exercisable through September 30, 2010, for the purchase of up to 131,579 shares of common stock at an exercise price of $1.90 per share.  The fair value of the warrant on the date of issue, approximately $209,000, is being amortized into interest expense over the life of the loan.

Long-term debt consists of the following (dollars in thousands):

	September 30, 2003	December 31, 2002

Notes payable to Connecticut Innovations, Inc. bearing interest at 6.5%,	$4,636	$4,898
Term loan payable to Comerica Bank	5,000	—

Total long-term debt	$9,636	$4,898
Less – current portion	(2,081)	(397)
Long-term debt	$7,555	$4,501

(9)                     COMPREHENSIVE LOSS

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements.  The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners.  The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(5,844)	$(5,210)	$(14,355)	$(27,734)
Other comprehensive loss	(1)	(18)	(24)	(80)
Total comprehensive loss	$(5,845)	$(5,228)	$(14,379)	$(27,814)

(10)              INCOME TAX BENEFIT

Recent legislation enacted by the State of Connecticut reinstated its research and development tax credit exchange program.  The program allows companies to receive a cash payment from the State in exchange for foregoing certain research and development tax credit carryforwards.  The State exchanges the research and development tax credit carryforwards, at the rate of 65% of the annual research and development tax credit, as defined.  The legislation to reinstate the exchange program for the 2002 tax year was passed during the second quarter of 2003.  The legislation to reinstate the exchange program for the 2003 and 2004 tax years was passed during the third quarter of 2003.  The Company elected to participate in the exchange program.  As a result, the Company recorded a benefit of approximately $200,000 in the quarter ended September 30, 2003, and has recognized a benefit of $520,000 for the nine months ended September 30, 2003.

(11)              COMMITMENTS AND CONTINGENCIES

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45), an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN 34.  FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Adoption of FIN 45 did not have a material impact on either the operating results or financial position of the Company.

The Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners.  Pursuant to these agreements, the Company may indemnify, hold harmless and/or reimburse the indemnified parties for certain stipulated losses suffered or incurred by the indemnified parties in connection with the Company’s products or services.  The term of these indemnification agreements is generally perpetual.  The Company also agreed to indemnify the purchaser of the Company’s Series A Preferred Stock in connection with the issuance and registration of such securities.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liability recorded for these agreements as of September 30, 2003.

(12)              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 was not material to the Company’s operating results or financial position.

(13)              IMPAIRMENT OF FIXED ASSETS

During the second quarter of 2002, the Company recorded a $6.0 million charge for the impairment of fixed assets.  This charge was related to sequencing equipment, computer hardware and software and leasehold improvements in the Company’s DNA sequencing facility that the Company determined needed to be reviewed for potential impairment.  As a result of this review, the Company determined that the carrying value of the assets was in excess of expected discounted future cash flows to be generated by the asset group and a write down of $6.0 million was recorded.

(14)              SUBSEQUENT EVENTS

In October 2003, the Company terminated its capital lease obligations with GE and paid all outstanding obligations due, including end of lease buy out provisions.  Under their original terms, the lease schedules covered by the GE agreement would have expired between October 2003 and February 2005.  The Company made a payment of $1.7 million to GE, which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126,000.  As a result of the termination of the lease, the $2.1 million of restricted cash (See Note 7) was released and the Company received full title to the equipment.  During the fourth quarter, the Company will record a charge of $60,000 in connection with the termination.

In October 2003, the Company sold 270,000 shares of newly designated Series A redeemable convertible preferred stock (Preferred Stock) to an accredited investor for $22.50 per share resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $175,000.  In addition, the investor was granted a warrant to purchase an additional 190,000 shares of Preferred Stock through December 31, 2005 at $22.50 per share.  The Company will record the warrant at its estimated fair market value as a discount to the Preferred Stock carrying value.  The discount will be accreted over the period from date of issuance to the redemption date and will result in a higher recorded dividend charge.  The investor is required to exercise the warrant if the Company’s stock closes above $4.00 for 23 consecutive business days.  The Preferred Stock earns dividends at the rate of 2% per annum payable in cash semi-annually in January and July.  Each share of Preferred Stock is convertible into ten shares of common stock at the option of the shareholder.  On or after October 29, 2006, the Company can require the conversion of the Preferred Stock if the Company’s stock has traded above $7.00 for 23 consecutive business days.  Under the terms of the agreement, the Company will be required to redeem, unless the holders of at least 66 2/3% of the Preferred Stock elect otherwise, all of the outstanding shares if a significant event, as defined, occurs.  If the significant event occurs prior to October 29, 2008, all unpaid cash dividends through October 29, 2008 also become payable.  In addition, the shareholder has the option to require the Company to redeem all of the outstanding shares on either October 29, 2006, 2007 or 2008.  The Company may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.  During the fourth quarter of 2003, the Company will recognize the beneficial conversion features embedded in the Preferred Stock.  The valuation of the warrant, coupled with the accounting for the beneficial conversion feature, could have a material effect on the Company’s results and earnings available to common stockholders in future periods.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to revenues, costs and our liquidity position.  These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and growth in our revenues and other factors relating to our business.  These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Common Terms

HAPTM Technology – the key components of our HAPTM Technology are:  a database of highly-informative, proprietary measures of genomic variation, or haplotypes, which we call HAPTM Markers, for pharmaceutically relevant genes; a proprietary informatics system, which we call DecoGen®, including unique algorithms, for defining patient populations with different drug responses; a cost-effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAPTM Typing; GLP compliant DNA banking and genotyping services and clinical genetics development skills.

STRENGTH program (Statin Response Examined by Genetic HAPTM Markers) – this program is designed to apply our HAPTM Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

CARING program (Clozapine HAPTM Marker Discovery Study) – this program is designed to identify which of our HAPTM Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine.

Long QT program – This program is designed to develope a CLIA compliant diagnostic test for familial Long QT syndrome, which is responsible for heart arrhythmias and sudden death.  This DNA-based test utilizes intellectual property that we acquired when we purchased substantially all of the assets of DNA Sciences.  We will also seek to discover genetic markers that are predictive of QT prolongation and arrhythmias, that are drug induced and result from heart disease.

Overview

Since our inception, we have incurred significant operating losses and, as of September 30, 2003, we had an accumulated deficit of $208.0 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, including our clinical trials and administrative costs associated with operations.  We expect to dedicate a significant portion of our resources for the foreseeable future to servicing our HAP TM Partnership program partners, our pharmacogenomic support service customers, our CARING and Long QT programs and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceuticals, N.V., (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium) and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. (a part of Bayer AG), a one time licensing fee from Prometheus Laboratories, Inc. and government grants.

In October 2003, we sold 270,000 shares of newly designated Series A redeemable convertible preferred stock (Preferred Stock), $.001 par value per share, to an accredited investor for $22.50 per share resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $175,000.  In addition, the investor was granted a warrant to purchase an additional 190,000 shares of Preferred Stock through December 31, 2005 at $22.50 per share.  We will record the warrant at its estimated fair market value as a discount to the Preferred Stock carrying value.  The discount will be amortized over the period from the date of issuance to the redemption date and will result in a higher recorded dividend charge.  The investor is required to exercise the warrant if our stock closes above $4.00 for 23 consecutive business days.  The Preferred Stock earns dividends at the rate of 2% per annum payable in cash semi-annually in January and July.  Each share of Preferred Stock is convertible into ten shares of common stock at the option of the shareholder.  On or after October 29, 2006, we can require the conversion of the Preferred Stock if our stock has traded above $7.00 for 23 consecutive business days.  Under the terms of the agreement we will be required to redeem, unless the holders of at least 66 2/3% of the Preferred Stock elect otherwise, all of the outstanding shares if a significant event, as defined, occurs.  If the significant event occurs prior to October 29, 2008, all of the unpaid cash dividends through October 29, 2008 also become payable.  In addition, the investor has the option to require that we redeem all of the outstanding shares of Preferred Stock on either October 29, 2006, 2007 or 2008.  We may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.  During the fourth quarter of 2003, we will recognize the beneficial conversion features embedded in the Preferred Stock.  The valuation of the warrant, coupled with the accounting for the beneficial conversion feature, could have a material effect on our results and earnings available to common shareholders in future periods.

In September 2003, we entered into a $5.0 million Loan and Security Agreement with Comerica.  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.0% at September 30, 2003) plus 2.5%.  Borrowings under the agreement are secured by certain of our assets.  Under the terms of the agreement, we are required to satisfy certain financial covenants, including maintenance of a minimum unrestricted cash balance and a minimum quick ratio, as defined.  We were in compliance with such financial covenants as of September 30, 2003.

Prior to closing the loan agreement with Comerica, we elected to prepay certain capital lease obligations with Finova and Newcourt and paid all amounts due, including any end of lease buy out provisions for equipment retained.  In connection with the Finova agreement, we paid a total of $4.2 million, which included a prepayment discount of approximately $88,000 that was credited to interest expense during the quarter ended September 30, 2003.  Under their original terms, the lease schedules covered by the Finova agreement would have expired between November 2003 and August 2004.  In connection with the Newcourt agreement, we paid a total of approximately $173,000 which represented all future interest and principal due under the lease schedules which, by their original terms, would have expired in November and December 2003.  We disposed of certain equipment financed under certain of the lease schedules and recorded an additional charge of approximately $368,000 related to this equipment.  In connection with the buyout, Finova and Newcourt released their liens on all purchased equipment.  In October 2003, as required under the Comerica agreement, we terminated our capital lease obligations with GE and paid all outstanding obligations due to GE, including the end of lease buy out provisions.  Under their original terms, the lease schedules covered by the GE agreement would have expired between October 2003 and February 2005.  We made a payment of $1.7 million to GE, which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126,000.  As a result of the termination of the lease, the $2.1 million of restricted cash was released and we received full title to the equipment.  During the fourth quarter we will record a charge of approximately $60,000 in connection with the termination.  As a result of the termination of the GE lease and the issuance of the Preferred Stock in October 2003, our cash and cash equivalents and marketable securities increased by $4.2 million, after expenses, as compared to the amounts shown in the accompanying unaudited financial statements as of September 30, 2003.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and liabilities of DNA Sciences, Inc. for $1.8 million, inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares we issued to a licensor in connection with a license modification.  The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test as well as certain trade accounts receivable and fixed assets.  Subsequent to the closing, we entered into an amendment to an existing license agreement (the TPMT Amendment) with Prometheus under which we provide certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and Service Revenue in the accompanying statement of operations for the nine months ended September 30, 2003.  By combining DNA Sciences’ offerings of GLP compliant DNA Banking and GLP compliant genotyping services with our HAP™ Technology and high-throughput research genotyping capabilities, we seek to provide a complete range of offerings for the application of DNA tests to the clinical development and marketing of drugs.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

•                  revenue recognition;

•                  valuation of long-lived assets; and

•                  research and development expenses

Revenue recognition.  We earn our revenues primarily through the licensing of our HAPTM Technology and by providing HAPTM Typing services and GLP compliant DNA banking and genotyping services.  We have also entered into agreements which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9), and in accordance with Emerging Issues Task Force Issue 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables.  In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  For agreements with multiple deliverables, we do not recognize revenue unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Revenues derived from the achievement of milestones or recognition of related work performed under the terms of a contract, as well as the access period of the license agreement, may cause our operating results to vary considerably from period to period.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

License and service revenue consists primarily of revenue recognized in connection with the licensing of our HAP™ Technology and from HAPTM Typing and GLP compliant DNA banking and genotyping services. Revenue increased to approximately $2.6 million in the three months ended September 30, 2003, from $1.8 million in the three months ended September 30, 2002.  Approximately $625,000 of the increase in revenue is attributable to the revenue recognized for services provided by our GLP and CLIA compliant laboratory which we acquired through the purchase of certain of the assets of DNA Sciences on May 15, 2003.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.  The agreement with a customer who accounted for 32% of our revenue for the three months ended September 30, 2003, will expire in November 2003 under its original term.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing and facility-related costs.  We expense our research and development costs as incurred.  Research and development expenses increased to approximately $6.1 million in the three months ended September 30, 2003, from approximately $4.7 million in the three months ended September 30, 2002.  The increase in expenses is attributable to an increase of approximately $580,000 in payroll and payroll related expenses for research and development personnel who joined us in connection with the DNA Sciences acquisition for a full quarter and due to the resignation of our Chief Scientific Officer during the quarter who will receive one year of salary as severance in accordance with his employment agreement.  In addition, there was an increase of approximately $510,000 in consumables and supplies used in our laboratories primarily as a result of an increase in production in our HAPTM Typing and sequencing laboratories.  Expenses in the third quarter of 2003 also increased over the same period last year as a result of the reversal of accrued expenses related to our clinical trials of approximately $580,000 recorded in the third quarter of 2002.  These increases were partially offset by a decrease of approximately $610,000 in technology license fees.  This decrease is primarily attributable to the expiration of a license agreement in December 2002.

General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters.  General and administrative expenses increased to approximately $2.1 million in the three months ended September 30, 2003, from approximately $2.0 million in the three months ended September 30, 2002.  The increase is primarily attributable to an increase in payroll related to the inclusion for a full quarter of personnel at our North Carolina facility, which we acquired in the DNA Sciences acquisition.

Loss on leased equipment was approximately $368,000 in the three months ended September 30, 2003, as a result of our disposition of certain assets upon termination of the capital lease agreements.

Interest income decreased to approximately $52,000 in the three months ended September 30, 2003, from approximately $219,000 for the same period in 2002.  The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2002 and lower interest rates on investments during 2003.

Interest expense decreased to approximately $122,000 in the three months ended September 30, 2003, from approximately $487,000 in the three months ended September 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  We recorded this charge to reflect the fact that all future interest could be due and payable under the Finova lease agreement as a result of their default claim.  In September 2003, we prepaid certain outstanding capital lease obligations, including Finova.  Please see the “Overview” section of “Management’s Discussion and Analysis of Financial Condition” and Note 7 of “Notes to Unaudited Financial Statements” included herein for further details.

Income tax benefit increased to $200,000 for the three months ended September 30, 2003, from an expense of approximately $28,000 for the three months ended September 30, 2002.  The benefit is the result of legislation passed in August 2003 by the State of Connecticut that reinstated the research and development tax credit exchange program for the 2003 and 2004 tax years.  The legislation allows companies to exchange research and development tax credits earned in the tax year for a cash refund from the State at a rate of 65% of the research tax credit, as defined.

Nine Months Ended September 30, 2003 and 2002

Revenue increased to approximately $7.8 million in the nine months ended September 30, 2003, from $5.5 million in the nine months ended September 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and approximately $1.0 million of revenue recognized for services which were provided by our GLP compliant laboratory, which we acquired through the purchase of certain of the assets of DNA Sciences on May 15, 2003.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.  The agreement with the customer who accounted for 30% of our revenue for the nine months ended September 30, 2003, will expire in November 2003 under its original term.

Research and development expenses decreased to approximately $15.9 million in the nine months ended September 30, 2003, from approximately $19.6 million in the nine months ended September 30, 2002.  The decrease in expenses is primarily attributable to a decrease of approximately $2.2 million in technology license fees and a decrease of approximately $1.5 million in depreciation and repair and maintenance expenses.  The decrease in technology license fees is primarily due to a license agreement that expired in the fourth quarter of 2002.  The decreases in depreciation and repair and maintenance expenses are primarily due to a reduction in DNA sequencing, consistent with the removal of the majority of our DNA analyzers from production and the asset impairment charge recorded in the quarter ended June 30, 2002.  Payroll expense remained constant during the two periods due to the additional personnel associated with the DNA Sciences acquisition and the resignation of our Chief Scientific Officer in the third quarter of 2003, which was offset by our workforce reduction as part of our restructuring program in the third quarter of 2002.

General and administrative expenses decreased to approximately $6.2 million in the nine months ended September 30, 2003, from approximately $7.0 million in the nine months ended September 30, 2002.  The decrease is primarily attributable to a $288,000 sales and use tax refund recorded in the second quarter of 2003 and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

The impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements used in our DNA sequencing facility.  During the quarter ended June 30, 2002, we determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment.  These conditions included, but were not limited to, the overall business climate in which we were operating and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets.  In particular, during the quarter ended June 30, 2002, we determined that our production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our DNA analyzers, the primary asset of the group.  Accordingly, we performed an impairment review on our sequencing long-lived assets.  As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group.  To determine the impairment charge we compared the carrying value of the applicable fixed assets to their fair value.  We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by us to be commensurate with the risk inherent in our current business.  As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flow to be generated by the asset group and we recorded a write-down of $6.0 million.  The impairment charge was allocated to the individual assets on a pro-rata basis.  The revised carrying value of each of the assets is being depreciated over the remaining life of the primary asset of the group.

Loss on leased equipment was approximately $368,000 in the nine months ended September 30, 2003, as a result of our disposition of certain assets upon termination of the capital lease agreements.

Interest income decreased to approximately $276,000 in the nine months ended September 30, 2003, from $858,000 in the nine months ended September 30, 2002.  The decrease is the result of higher cash, cash equivalent and short-term investment balances in 2002 and lower interest rates on investments during 2003.

Interest expense decreased to approximately $514,000 in the nine months ended September 30, 2003, from an expense of approximately $1.5 million in the nine months ended September 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  We recorded this charge to reflect the fact that all future interest could be due and payable under the Finova lease agreement as a result of their default claim.  Please see the “Overview” section of “Management’s Discussion and Analysis of Financial Condition” and Note 7 of “Notes to Unaudited Financial Statements” included herein for further.

Income tax benefit increased to $520,000 for the nine months ended September 30, 2003 from an expense of approximately $28,000 for the nine months ended September 30, 2002.  The benefit is the result of legislation passed by the State of Connecticut in June 2003 that reinstated the research and development tax credit exchange program for the 2002 tax year.  In addition, in August 2003 the state passed legislation to reinstate the research and development tax credit exchange program for the 2003 and 2004 tax years.  The legislation allows companies to exchange research and development tax credits earned in the year for a cash refund from the state at a rate of 65% of the research tax credit, as defined.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of common and preferred stock, payments received under licensing and service agreements, loans and capital leases.  From inception through September 30, 2003, we have received aggregate gross proceeds of approximately $163.2 million from issuance of common and preferred stock.  In addition, through September 30, 2003, we have received $24.7 million from license and service fees, royalties and research contracts.  We have also received $26.2 million from capital lease financing arrangements and $13.2 million from other loans.  We have acquired, through September 30, 2003, $42.9 million of property and equipment.  The majority of these assets were financed through capital lease financing arrangements and other loans.

In October 2003, the Company sold 270,000 shares of Preferred Stock to an accredited investor for $22.50 per share resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $175,000.  Please see Note 14 of the “Notes to the Unaudited Financial Statements” and “Management’s Discussion and Analysis of Financial Condition” for further details of this transaction.

For the next 18 months, we expect to continue to finance our operations from cash we received in 2000 and in October 2003 from the sale of our common and preferred stock and revenue from our HAPTM Technology Partnership program and our pharmacogenomic support service customers.  During this period, we expect to expend substantial funds to conduct research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing and service agreements as noted in the table below.

For periods beyond 18 months, we may seek to raise additional funds through the issuance of debt and/or equity securities.  Our business strategy depends on, among other things, entering into partnership agreements with pharmaceutical and biotechnology companies and growing the revenue from our pharmacogenomic support services business.  If we are unsuccessful in entering into new partnership programs, growing the revenue from our pharmacogenomic support services business, or obtaining additional financing funds, we may not generate sufficient funds to sustain our operations at planned levels.

Cash used in operations for the nine months ended September 30, 2003, was $9.8 million compared with $17.6 million for the same period in 2002.  The cash used in operations for the nine months ended September 30, 2003, resulted primarily from a net loss of $14.4 million and a decrease in deferred revenue of $1.7 million, partially offset by $5.9 million of non-cash charges for depreciation and amortization expense, stock-based compensation and the loss on disposal of equipment.  Cash used in operations for the nine months ended September 30, 2002 resulted primarily from a net loss of $27.7 million and a $4.2 million decrease in accounts payable and accrued liabilities, partially offset by $12.5 million of non-cash charges for depreciation and amortization expense, stock-based compensation and impairment of fixed assets as well as a $2.4 million decrease in other current assets.  The decrease in other current assets for the nine months ended September 30, 2002 includes the receipt of $1.0 million from the State of Connecticut for the research and development tax credit exchange program.

Cash provided by investing activities for the nine months ended September 30, 2003, was $6.3 million compared with $26.0 million for the same period in 2002.  Net proceeds from the sale of marketable securities totaled $8.8 million for the nine months ended September 30, 2003, compared to $26.1 million for the same period in 2002.  During the nine months ended September 30, 2003, we used $1.7 million of cash for the purchase of certain net assets of DNA Sciences.  In addition, during the nine months ended September 30, 2003, we used $840,000 of cash for the purchase of property and equipment compared to $85,000 for the same period in 2002.

Cash used for financing activities for the nine months ended September 30, 2003, was $4.7 million compared with $5.6 million for the same period in 2002.  The cash used in financing activities for the nine months ended September 30, 2003, primarily resulted from the repayment of capital lease obligations of $9.5 million, which was partially offset by proceeds received from long-term debt of $5.0 million.  The primary use of cash from financing activities for the nine months ended September 30, 2002 was the repayment of long-term debt and capital lease obligations.

Our contractual cash obligations as of September 30, 2003, are as follows:

Contractual Obligations	Payments Due by Period (in thousands)
	Total Amounts Committed	Total for remainder of Fiscal 2003	Total for Fiscal Years 2004 and 2005	Total for Fiscal Years 2006 and 2007	Total for Fiscal Year 2008 and later
Long-Term Debt, including interest	$11,445	$672	$5,130	$2,692	$2,951
Capital Lease Obligation, including interest	1,716	1,716	—	—	—
Operating Leases	8,345	293	2,235	2,025	3,792
Minimum License Obligations	490	78	206	206	—
Total Contractual Cash Obligations	$21,996	$2,759	$7,571	$4,923	$6,743

Long-term debt consists of three financing agreements with a stockholder, Connecticut Innovations Inc. (CII), and an agreement with Comerica.  The funds received from CII were used to finance certain leasehold improvements and other costs associated with our facility expansion.  Each CII agreement provided for interest only with principal payments, based on a 120-month amortization beginning April 2001 through October 2002, with final balloon payments due in March 2009 through June 2011.  Borrowings under the agreements bear interest at 6.5% and are collateralized by the related leasehold improvements.  We are in compliance with all debt covenants as of September 30, 2003.  The funds received from Comerica were used to refinance certain of the amounts due under several capital lease agreements.  The agreement requires ratable repayment of the amounts due over a 36-month period and bears interest at prime plus 2.5%.  Borrowings under the agreement are secured by certain of our assets.

Capital lease obligation relates to equipment purchased under an agreement with GE ..  All outstanding balances due under this agreement were repaid in October 2003.  Borrowings under the agreement were secured by the underlying leased equipment.

We lease our operating facilities located in New Haven, Connecticut and Morrisville, North Carolina.  The Connecticut lease agreements currently require annual lease payments of approximately $1.1 million per year over the original term, which expires in 2006.  We have two five-year renewal options to extend the lease agreements beyond the initial term.  We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases through September 2011.  We are currently a tenant-at-will in the North Carolina facility and we are in the process of negotiating a new lease agreement.  In addition to the operating lease agreements for our current facilities, we also have operating leases for certain of our office equipment.

In addition, we periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us to make future royalty payments and certain milestone payments based on product sales or sublicense income generated from the applicable technologies, if any, and include provisions requiring future minimum payments, whether or not the technology is commercialized.  The amount of such payments will depend upon successful commercialization of applicable technologies, if any.  The future minimum payments (assuming non-termination of these agreements) are included in the minimum license obligations above.

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

•                  the growth of our pharmacogenomic support services business;

•                  the level of competition we face;

•                  our ability to maintain our HAP TM Technology; and

•                  our ability to effectively manage our operating expenses.

At September 30, 2003, our cash and cash equivalents and short-term investments totaled $17.1 million compared to approximately $34.2 million at December 31, 2002.  As a result of the termination of the GE lease and the issuance of the Preferred Stock in October 2003, our cash and cash equivalents and marketable securities increased by $4.2 million, after expenses, as compared to the amounts shown in the accompanying unaudited financial statements as of September 30, 2003.  Our cash reserves are held in interest-bearing high-grade corporate bonds and money market accounts.  We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months.  To execute our long-term business plan, we will need to grow our revenues significantly each year and we may need to seek additional funding through public or private equity offerings or debt financings or through commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.

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

We have incurred substantial operating losses since our inception.  As of September 30, 2003, we have generated only minimal revenue from our HAP™ Partnership program and our pharmacogenomic support services, and we do not expect to generate significant revenues for several years, if ever.  From inception through September 30, 2003, we had an accumulated deficit of approximately $208.0 million.  Our losses to date have resulted principally from costs we incurred in the development of our HAP™ Technology, in our clinical trials and from general and administrative costs associated with operations. We expect to devote substantially all of our resources to service our HAP™ Partnership program and STRENGTH program partners, our pharmacogenomic support services customers and our CARING and Long QT programs and to maintain our HAP™ Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability.  In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP™ Technology. We do not expect our losses to be substantially mitigated by revenues from our HAP™ Partnership and STRENGTH programs and our CARING and Long QT programs, if any, or from our pharmacogenomic support services for a number of years.

We currently rely on a limited number of licensing and service arrangements for substantially all of our revenues.  As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse effect on our business and operating results.

We are dependent upon a limited number of licensing and service arrangements that represent substantially all of our revenues. In the quarter ended September 30, 2003, two of our customers accounted for 47% of our total revenues.  The agreement with the one of the two customers expires in the fourth quarter of 2003.  If we are unable to replace, upon substantially similar terms, the agreement that expires in the fourth quarter of 2003, or if we lose any of our other remaining significant customers, it would have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price.

To generate significant revenues, we must obtain additional customers for our HAPTM Partnership program and our STRENGTH, CARING and Long QT programs and for our pharmacogenomic support services.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP™ Partnership program and our STRENGTH, CARING and Long QT programs and obtaining additional customers for our pharmacogenomic support services.  We currently have a HAP™ Partnership program with five pharmaceutical and biotechnology companies as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic rights and non-exclusively the product development rights from our STRENGTH program.  Our contracts for our pharmacogenomic support services are specific limited-term projects.  We may not be successful in obtaining additional partners for our HAP™ Partnership program and our STRENGTH program or obtaining any partners for our CARING or Long QT programs or obtain sufficient new customers for our pharmacogenomic support services to replace our current projects.  If we are unsuccessful in finding additional partners for our HAP™ Partnership program and our STRENGTH program or in finding any partners for our CARING or Long QT programs or new customers for our pharmacogenomic support services, we may never generate sufficient revenues to sustain our operations.  In addition, we expect that some of our future HAP™

Partnership program collaborations, like some of our current HAPTM Partnership program collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed.  Accordingly, we must continually obtain new customers to be successful.  To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

We have used substantial amounts of cash to fund our research and development activities.  We will continue to spend funds to service our HAPTM Partnership program and STRENGTH program partners, our pharmacogenomic support services customers and our CARING and Long QT programs and to maintain our HAPTM Technology.  We plan to pay for these activities with funds from:

•                  our existing cash and investment securities; and

•                  income that we may receive from our HAPTM Partnership program and STRENGTH program partners and pharmacogenomic support services customers.

We intend to rely on our current HAPTM Partnership program and STRENGTH program partners and future partners, if any, and our current pharmacogenomic support services customers and future customers, if any, for significant funding in the future to support our development efforts.  To execute our business plans, we will need to grow our revenues significantly each year.  We cannot be certain when we will begin to receive additional income, if at all, from our HAPTM Partnership and STRENGTH programs and our pharmacogenomic support services and income, if any, from our CARING and Long QT programs.  If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months.  We cannot assure you that we will be able to obtain new partners or to generate the increased revenues required to meet our business plan objectives.  In addition, to execute our business plans, we may need to seek additional funding through public or private equity offerings, debt financings or through commercial partners.  We cannot assure you that we will obtain additional partners or capital funding on acceptable terms, if at all.  If we are unable to generate sufficient revenues or access capital on acceptable terms, we may be required to obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or significantly scale back current operations.  Either of these two possibilities would have a material adverse effect on our business.

Our HAPTM Technology may not allow our partners to develop commercial products or to increase sales of their marketed products.

We developed our HAPTM Technology on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes.  Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are aware of only one successful drug program applying population genomics.

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

Although we intend to retain the rights to all HAPTM Markers, which we discover as well as to any HAPTM Markers discovered jointly with our HAPTM Partnership and STRENGTH program partners and with our CARING and Long QT program partners, if any, we have not always and may not always be able to negotiate the retention of these rights.  Furthermore, disputes may arise in the future over the ownership of rights to HAPTM Markers as well as any other technology we develop with our HAPTM Partnership and STRENGTH program partners or with our CARING and Long QT program partners, if any.  These and other possible disagreements between our HAPTM Partnership and STRENGTH program partners and us or between our CARING and Long QT program partners, if any, and us could lead to delays in the research, development or commercialization of their products.  These disagreements could also result in litigation or require arbitration to resolve.  Any of these events could prevent us from effectively marketing our HAPTM Technology.

We invest considerable amounts of time, effort, and money to license our HAPTM Technology and, if we are unable to license our technology, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain partners for our HAPTM Partnership program and our STRENGTH, CARING and Long QT programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAPTM Technology can help accelerate or improve their drug and diagnostic development and marketing efforts.  To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAPTM Partnership, STRENGTH, CARING and Long QT programs.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAPTM Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our HAPTM Partnership, STRENGTH, CARING and Long QT programs will be commercially viable.  If we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations.  We may expend substantial funds and management effort to market our HAPTM Partnership, STRENGTH, CARING and Long QT programs, without any resulting revenues.

Our ability to make any acquisition is dependent on the availability of adequate cash and the attractiveness of our stock price.

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

From time to time, we may acquire or make strategic investments in other businesses or technologies.  For example, on May 15, 2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences.  The DNA Sciences acquisition, as well as any other acquisitions or strategic investments we may make in the future, entail numerous risks that include the following:

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

Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.  The issuance of a patent does not guarantee that it is valid or enforceable.  Thus, even if we obtain patents, they may not be valid or enforceable against third parties.

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

If any party should successfully claim that the creation or use of our HAPTM Technology or HAPTM Marker association data infringe upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms.  Moreover, any legal action against us or any of our program partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAPTM Partnership and STRENGTH program partners or any CARING and Long QT program partners, if any, to obtain a license in order to continue to manufacture or market the affected products and processes.  Any license required under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAPTM Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our HAPTM Technology and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our products and services.

Currently, there is limited Food and Drug Administration (FDA) regulation of genetic tests.  The Secretary’s Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests.  If the FDA adopts this recommendation, it may require that we, or our partners, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our products and services.  If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenues to sustain our operations.

The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information.  On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data.  The guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications.  The guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions.  The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves.  The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic with which the voluntary data is associated.  In addition, the FDA held a workshop on November 13 and 14, 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue further guidance on the co-development of a pharmacogenomic test and a drug.  Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our products and services as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any products we may have as well as any of our services and we may not generate sufficient revenues to sustain our operations.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data.  To the extent that these laws and regulations limit the use of our products and services or impose additional costs on our partners, we may be unable to market effectively our HAPTM Partnership, STRENGTH, CARING and Long QT programs and we may not generate sufficient revenues to sustain our operations.

Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing.  In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure.  The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenues to sustain our operations.

Furthermore, we may be directly subject to regulations as a provider of diagnostic information.  To the extent that these regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

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

To date, no one has developed or commercialized any therapeutic product or commercialized any diagnostic product using our HAPTM Technology.  We expect to rely on our program partners to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of products developed with our HAPTM Partnership and STRENGTH programs and our CARING and Long QT programs, if any.  Our program partners may not submit an application for regulatory review.  Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all.  If our partners fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances.  As a result, we may not receive royalty or other payments from our customers.  The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

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

These competitors may discover, characterize or develop important technologies applying population genomics before us or our partners for our HAPTM Partnership and STRENGTH programs that are more effective than those technologies which we develop or which our partners for our HAPTM Partnership and STRENGTH programs develop, or these competitors may obtain regulatory approvals of their drugs and diagnostics more rapidly than our partners for our HAPTM Partnership and STRENGTH programs do, any of which could limit our ability to market effectively our HAPTM Technology.

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

We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers.  Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several risks, including:

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

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our series A preferred stock and granted the purchaser of such shares a warrant, exercisable at any time until December 31, 2005, to purchase an additional 190,000 shares of our series A preferred stock at $22.50 per share.  Under specified circumstances, the purchaser is required to exercise the preferred stock warrant.  Each share of our series A preferred stock is currently convertible into ten shares of our common stock.  Consequently, assuming the exercise of the preferred stock warrant, on an as-converted basis, an aggregate of 4,600,000 shares of our common stock may be issued to the series A purchaser.  Any issuance of shares of our common stock upon conversion of shares of our series A preferred stock could have the effect of substantially diluting the interests of our current stockholders.  Moreover, any sale of these shares of common stock into the public market could cause a decline in the trading price of our common stock.

Our redemption obligations under our series A preferred stock could have a material adverse effect on our financial condition.

Under the terms of our series A preferred stock, we are required, unless the holders of at least 66 2/3% of our outstanding series A preferred stock elect otherwise, to redeem all then outstanding shares of our series A preferred stock if one or more of the following events occurs:

•      our common stock is delisted from The NASDAQ National Market;

•      we issue shares of our common stock or securities convertible into common stock, with a purchase price of less than $2.25 per share, other than in limited circumstances;

•      we breach any representation or warranty contained in the series A purchase agreement or the registration rights agreement that has a material adverse effect on the holders of our series A preferred stock;

•      we breach any covenant or fail to perform any of our obligations under the series A purchase agreement or the registration rights agreement that has a material adverse effect on the holders of our series A preferred stock;

•      an involuntary case is commenced against us under any bankruptcy, insolvency or other similar law or we commence a voluntary case under any bankruptcy, insolvency or other similar law or consent to any receivership, liquidation or assignment for the benefit of creditors;

•      we default under any agreement entered into on or after October 7, 2003 under which we have incurred indebtedness for borrowed money in excess of $500,000;

•      we fail in good faith to attempt to cause this registration statement to become effective by February 26, 2004; or

•      we, prior to October 29, 2008, liquidate, dissolve or wind-up, transfer all or substantially all of our assets or are party to a merger or other change in control transaction in which our stockholders do not own a majority of our outstanding voting securities after such transaction.

If we are required to redeem our series A preferred stock due to any of the foregoing events, we are required to pay each holder of our series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.

In addition, the holders of at least 66 2/3% of the outstanding shares of our series A preferred stock may elect to require us to redeem all outstanding shares of our series A preferred stock for the original purchase price, plus all accrued but unpaid dividends as of the redemption date, on either October 29, 2006, 2007 or 2008.

A redemption of the series A preferred stock will reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes.  In addition, we have incurred net losses in the past and expect to incur losses in the future, which may impair our ability to generate the cash required to meet our obligations under our series A preferred stock.  If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital, which may negatively impact our stockholders.

The purchaser of our series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

As of November 10, 2003, the purchaser of our series A preferred stock held or had the right to acquire 19.7% of our outstanding common stock (as converted to common stock), including shares of our common stock which the purchaser previously purchased in the open market.  As a result, this stockholder has significant influence over any change in control of us that may be favored by other stockholders and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

The agreements and instruments governing the rights and preferences of our series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions.

                Our charter and the series A purchase agreement govern the terms of our series A preferred stock and impose significant restrictions on our business.  These restrictions may limit our ability to operate our business and to take advantage of potential business opportunities as they arise.  Our charter places restrictions on our ability to, without the consent of the holders of at least 66 2/3% of the outstanding shares of our series A preferred stock, among other things:

•       alter or change the rights, preferences or privileges of our series A preferred stock, including any increase in the number of authorized shares of our series A preferred stock;

•       incur more than a specified level of indebtedness;

•       create, incur or assume specified liens; or

•       declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions.  In addition, the holders of our series A preferred stock have the right to participate in future capital raising transactions of ours.  The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the series A purchaser.  The terms of any additional financing we may enter into may impose constraints on our ability to operate our business as we deem appropriate.  These restrictions and covenants could limit our ability to take advantage of financing, merger and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and your investments in our common stock.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of September 30, 2003.

Item 4 – Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 2 – Changes in Securities and Use of Proceeds.

Changes in Securities

Not applicable.

Use of Proceeds

The proceeds from our initial public offering have been invested in interest-bearing high-grade corporate bonds and money market accounts.

From the closing of our initial public offering through September 30, 2003, we have used the proceeds for research and development activities, capital expenditures, working capital and other general corporate purposes.  We will continue to spend funds to service our HAPTM Technology Partnership program and our STRENGTH program partners, our pharmacogenomic support services customers, our CARING and Long QT programs and to maintain our HAPTM Technology.  As of September 30, 2003, $17.1 million of the net proceeds remain available and are primarily invested in short-term marketable securities.

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

See Index to Exhibits attached hereto.

(b) Reports on Form 8-K

On August 13, 2003, we furnished a Current Report on Form 8-K, containing a copy of our earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

GENAISSANCE PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: November 14, 2003	By:	/s/ Ben Kaplan
Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Loan and Security Agreement entered into as of September 30, 2003, by and between Comerica Bank and Genaissance Pharmaceuticals, Inc.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.