Form 10-K/A
period 2002-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2004-02-11
CIK 1110009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    The purpose of this Form 10-K/A is to amend and restate in its entirety
Item 7 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in response to comments received by the Securities and Exchange Commission (the "SEC") to our Registration Statement on Form S-3 as filed with the SEC on November 14, 2003, as amended. This Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to the Form 10-K as originally filed or the exhibits filed therewith, except for changes to the certifications required by (i) Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and (ii) 18 U.S.C. Section 1350.

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

OVERVIEW

    Since our inception, we have incurred significant operating losses, and, as of December 31, 2002, we had an accumulated deficit of $193.8 million. The majority of our operating losses have resulted from costs we incurred developing our HAP-TM- Technology, in our clinical trials and administrative costs associated with operations. As part of our HAP-TM- Technology platform, we continue to populate our database with HAP-TM- Marker information for pharmaceutically relevant genes. As of December 31, 2002 we had a total of 6,188 genes in our database with 1,403 of these genes added during the year ended December 31 2002 and 3,371 genes added during the year ended December 31, 2001. There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period. This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene. In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database. This process may cause a gene sequenced in one period to be added to the database in a different period. Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis. We expect to dedicate a significant portion of our resources for the foreseeable future to service our HAP-TM-Partnership program and STRENGTH program partners, our pharmacogenomics support services customers, our CARING program and to maintain our HAP-TM-Technology. To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited, Biogen, Inc., Gene Logic, Inc., J&J PRD and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and, to a lesser extent, government grants.

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

    In November 2002, we announced that we had amended our agreement with a customer which accounted for 46% of our revenue for the year ended December 31, 2002. The amendment clarifies the intellectual property rights granted pursuant to the agreement. This agreement expires in the fourth quarter of 2003 unless an extension is negotiated. An agreement with a customer that accounted for 25% of our revenue for the year ended December 31, 2002, expired in the fourth quarter of 2002.

    In December, 2002, we announced that we received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under our lease agreement as a result of an alleged material adverse change in our business. We also received a notice from Finova Capital Corporation (Finova), stating that as a result of the default claim by GE, there was a cross-default under our agreement with Finova. Both lessors declared that all principal and future interest obligations were immediately due and payable. In March 2003, we settled the claim with GE and simultaneously amended our lease agreement (GE Amendment). In connection with the GE Amendment, and as additional security for our payment obligations to GE, we delivered to GE a $2.0 million irrevocable letter of credit and agreed to additional covenants. It is expected that the letter of credit will be adjusted on a quarterly basis commencing October 1, 2003 based on a decrease in outstanding amounts due to GE, as defined. In connection with the amendment, GE retroactively rescinded their default claim. The GE Amendment and letter of credit has been retroactively reflected in the accompanying 2002 financial statements. We have not entered into a settlement agreement with Finova. Accordingly, we have recorded an additional charge to interest expense to reflect the remaining interest and principal currently due and payable under the Finova capital lease agreement.

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

    Our critical accounting policies are as follows:

    - Revenue recognition

    - Valuation of long-lived assets

    - Research and development expenses

    REVENUE RECOGNITION. We recognize license and service revenue from our agreements with third parties. The revenue includes fees we receive for the license of our HAP-TM- database and proprietary software, milestone payments based on the achievement of certain goals and services fees for providing specific data on genetic variation. Upfront, non-refundable fees received in connection with an agreement are deferred and amortized into revenue over the term of the agreement. License revenues are recognized ratably over the access period of the agreement. Revenue derived from the achievement of a milestone is recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Service fees are recorded as the services are performed. Revenues derived from the achievement of milestones or recognition of related work when performed under the terms of a contract, as well as the access period of the license agreement, may cause our operating results to vary considerably from period to period.

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

    Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAP-TM- Marker discovery and HAP-TM- Typing, and facility-related costs. We expense our research and development costs as incurred. Research and development costs decreased to $23.9 million in 2002 from $46.3 million in 2001. Except for clinical trial expenses, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to the HAP database. The following is a breakdown of research and development expense (in thousands):


                                  YEAR ENDED DECEMBER 31, 2002      YEAR ENDED DECEMBER 31, 2001
                                  ----------------------------      ----------------------------
Payroll and related expenses                       $8,030                           $10,570
Depreciation and amortization                       7,390                             7,850
Consumables                                         1,790                             7,120
Technology license fees                             3,520                             4,670
Repairs and maintenance                             1,040                             1,100
Stock based compensation                              100                               350
Clinical trial expenses                              (720)                            8,740
Other                                               2,750                             5,900
                                                  -------                           -------
Total                                             $23,900                           $46,300
                                                  =======                           =======


    The decrease in research and development expenses in 2002 is primarily attributable to a decrease of approximately $9 million in expenditures related to our clinical trials, a decrease of approximately $5 million in material and reagent costs associated with the discovery of new HAP-TM- Markers, a decrease of approximately $2 million in payroll and related costs and a decrease of approximately $1 million in technology license fees. The decrease in clinical trial expenses is primarily due to our STRENGTH Trials, which were substantially completed by December 31, 2001. The decrease in material and reagent costs is primarily due to a reduction in DNA sequencing consistent with the removal of the majority of our ABI Prism(R) 3700 DNA Analyzers from production in the quarter ended June 30, 2002. The decrease in payroll and related costs is primarily due to our work force reduction in connection with our restructuring program. We expect to continue to devote substantial resources to research and development expenses in the near future as we continue to service our HAP-TM- Partnership program and STRENGTH program partners, our pharmacogenomic support service customers, our CARING program and to maintain our HAP-TM- Technology. We expect research and development expenses to decrease modestly in 2003 as a result of the restructuring program that we initiated in August 2002.

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

    The $6.0 million impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility. During the quarter ended June 30, 2002, our management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment. These conditions included, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets. In particular, during the quarter ended June 30, 2002, we determined that our sequencing production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of our ABI Prism(R) 3700 DNA Analyzers, the primary assets of the group. Accordingly, we performed an impairment review on our sequencing long-lived assets. As a result of our review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group. To determine the amount of the impairment charge, we compared the carrying value of the applicable fixed assets to their fair value. We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business. As a result of our analysis, we determined that the carrying value of the assets was in excess of discounted future cash flows to be generated by the asset group and we recorded a write-down of $6.0 million. The impairment charge has been allocated to the individual assets on a pro-rata basis. The revised carrying value of the assets is being depreciated over the average remaining life of the primary assets of the group.

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

    Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAP-TM- Marker discovery and HAP-TM-Typing, and facility-related costs. Research and development costs increased to $46.0 million in 2001 from $25.7 million in 2000. Except for clinical trial expense, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to the HAP database. The following is a breakdown of research and development expense (in thousands):


                                  YEAR ENDED DECEMBER 31, 2001      YEAR ENDED DECEMBER 31, 2000
                                  ----------------------------      ----------------------------

Payroll and related expenses                      $10,570                           $ 7,740
Depreciation and amortization                       7,850                             3,290
Consumables                                         7,120                             8,250
Technology license fees                             4,670                             2,410
Repairs and maintenance                             1,100                               160
Stock based compensation                              350                             1,690
Clinical trial expenses                             8,740                               850
Other                                               5,900                             3,010
                                                  -------                           -------
Total                                             $46,300                           $27,400
                                                  =======                           =======

Research and development expenses include stock based and other non-cash compensation charges for options granted to employees, scientific advisory board members and consultants. The overall increase in research and development expenses in 2001 is primarily attributable to an increase in expenditures related to our clinical trials, the expansion of our HAP-TM-Typing process, and the increase in resources dedicated to supporting and improving our proprietary DECOGEN(R) Informatics System. The increase in expenses includes a $7.9 million increase in costs related to our clinical trials, a $2.7 million increase in payroll and related costs, a $2.3 million increase in technology licenses and a $4.6 million increase in depreciation expense. The decrease in stock based compensation is primarily due to our decision to vest fully all unvested options previously granted to scientific advisory board members in March 2000, which resulted in a one-time expense of approximately $1.4 million.

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

(c) EXHIBITS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
               3.1(1)   Amended and Restated Certificate of Incorporation.
               3.3(2)   Amended and Restated By-Laws.
               4.1(3)   Form of Common Stock Certificate.
               4.2(3)   Form of Common Stock Purchase Warrant, together with a list of warrant holders.
             10.1*(8)   2000 Amended and Restated Equity Incentive Plan as amended.
            10.1A*(3)   Stock Option Plan.
             10.2*(3)   Employee Stock Purchase Plan 2000.
              10.3(3)   Form of Indemnification Agreement between Genaissance and
                        its directors.
              10.4(3)   Lease Agreement between Genaissance and Science Park
                        Development Corporation dated September 15, 1998.
              10.5(3)   Amendment No. 1 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 1, 1999.
              10.6(3)   Amendment No. 2 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated December 16,
                        1999.
             10.7*(3)   Genaissance 401(k) Plan
             10.8(3)+   Collaboration Agreement between Genaissance and Telik, Inc.
                        dated February 11, 1998.
              10.9(3)   First Amendment, dated February 11, 1999, to the
                        Collaboration Agreement between Genaissance and Telik, Inc.
                        dated February 11, 1998.
            10.10(3)+   License Agreement between Genaissance and Visible Genetics,
                        Inc. dated November 21, 1996.
            10.11(3)+   Patent License Amending Agreement between Genaissance and
                        Visible Genetics, Inc. dated March 16, 2000.
             10.12(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated September 15, 1998.
             10.13(3)   Loan Agreement between Genaissance and Connecticut
                        Innovations, Incorporated dated December 1, 1999.
             10.14(3)   Master Lease Agreement between Genaissance and Finova
                        Technology Finance dated October 2, 1998, and attached
                        Schedules.
             10.15(3)   Letter Agreement with Finova Capital Corporation dated
                        January 24, 2000.
             10.16(3)   Master Equipment Lease Agreement between Genaissance and
                        Oxford Venture Finance dated June 10, 1999, and attached
                        Schedules.
             10.17(3)   Master Lease Agreement between Genaissance and Newcourt
                        Financial USA Inc. dated March 26, 1999, and attached
                        Schedules.
            10.18*(3)   Employment Agreement with Gualberto Ruano dated August 24,
                        1998.
            10.19*(3)   Employment Agreement with Kevin Rakin dated August 24, 1998.
            10.20*(3)   Employment Agreement with Gerald F. Vovis dated April 15,
                        1999.
            10.21*(3)   Confidentiality and Non-Competition Agreement with Richard
                        Judson dated November 16, 1999.
            10.22(3)+   Strategic Alliance Agreement between Genaissance and
                        Sequenom, Inc. dated as of May 3, 2000.
             10.23(3)   Letter Agreement with Finova Capital Corporation dated June
                        7, 2000.
             10.24(3)   Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
            10.25(3)+   Collaboration Agreement with Gene Logic, Inc. dated June 28,
                        2000.
             10.26(3)   Second Amended and Restated Registration Rights Agreement
                        with the purchasers of Series A and Series KBL Non-voting
                        Preferred Stock dated March 10, 2000.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
             10.27(3)   Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated
                        March 10, 2000.
             10.28(3)   Registration Rights Agreement with purchasers of Series C
                        Preferred Stock dated March 10, 2000.
             10.29(3)   Amendment No. 3 to Lease Agreement between Genaissance and
                        Science Park Development Corporation dated June 1, 2000.
             10.30(3)   Purchase Agreement with Connecticut Innovations,
                        Incorporated dated March 10, 1994.
             10.31(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated November 16, 1994.
             10.32(3)   Financing Agreement with Connecticut Innovations,
                        Incorporated dated September 10, 1996.
             10.33(3)   Agreement Concerning Conversion of Convertible Note and
                        Connecticut Presence with Connecticut Innovations,
                        Incorporated dated August 24, 1998.
             10.34(3)   Supplemental Agreement to Agreement Concerning Conversion of
                        Convertible Note and Connecticut Presence with Connecticut
                        Innovations, Incorporated dated November 23, 1999.
             10.35(3)   Letter Agreement with Connecticut Innovations, Incorporated dated February 17, 2000.
             10.36(3)   Loan and Security Agreement and Promissory Note with
                        Transamerica Business Credit Corporation dated April 30,
                        1999.
            10.37*(4)   Employment Agreement with Kenneth B. Kashkin dated September
                        13, 2000.
            10.38*(4)   Promissory Note with Gualberto Ruano dated August 7, 2000.
            10.39*(4)   Promissory Note with Kevin Rakin dated August 7, 2000.
            10.40(5)+   Collaboration Agreement with Janssen Research Foundation
                        dated November 22, 2000.
             10.41(5)   Third Loan Agreement with Connecticut Innovations,
                        Incorporated dated July 26, 2000.
            10.42(6)+   Agreement with Pfizer Inc. dated August 29, 2001.
            10.43(6)+   HAP-TM- Focus Trial License Agreement with AstraZeneca UK
                        Limited dated as of November 29, 2001.
            10.44(6)+   Mednostics-TM- Collaboration and License Agreement with
                        Biogen, Inc. dated as of January 31, 2002.
            10.45(6)+   International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4,
                        2002.
            10.46(6)+   Amendment, dated December 27, 2001, to Collaboration
                        Agreement with Gene Logic, Inc. dated June 28, 2000.
            10.47(6)+   HAP-TM- Focus Trial License Agreement with Biogen, Inc.
                        dated December 21, 2001.
             10.48(6)   Form of Registration Rights Agreement Waiver dated February
                        18, 2002.
            10.49*(6)   Employment Agreement with Richard Judson dated November 20,
                        2001.
             10.50(6)   Fourth Amendment to Lease between Science Park Development
                        Corporation and Genaissance dated September 30, 2001.
             10.51(6)   Amendment, dated May 13, 2002, to Agreement with Pfizer Inc.
                        dated August 29, 2001.
            10.52*(7)   First Amendment, dated September 1, 2002, to Employment
                        Agreement with Gualberto Ruano dated August 24, 1998.
            10.53*(7)   First Amendment, dated September 1, 2002, to Employment
                        Agreement with Kevin Rakin dated August 24, 1998.
            10.54+(7)   Amendment, dated November 22, 2002, to Collaboration
                        Agreement with Janssen Research Foundation dated November
                        22, 2000.
            10.55+(7)   Amendment, dated December 18, 2002, to Mednostics-TM-
                        Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.
            10.56+(7)   Agreement with Pharmacia & Upjohn Company dated December 12,
                        2002.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
            10.57+(7)   Training and License Agreement with Becton, Dickinson and
                        Company dated December 18, 2002.
              16.1(8)   Letter from Arthur Andersen LLP to the Securities and
                        Exchange Commission, dated June 5, 2002.
                 23.1   Consent of PricewaterhouseCoopers LLP. Filed herewith.
                 31.1   Certification pursuant to Rules 13a-14(a)/15d-14(a)
                        promulgated under the Securities Exchange Act of 1934,
                        as amended. Filed herewith.
                 31.2   Certification pursuant to Rules 13a-14(a)/15d-14(a)
                        promulgated under the Securities Exchange Act of 1934,
                        as amended. Filed herewith.
                 32.1   Statement pursuant to 18 U.S.C. Section 1350. Filed
                        herewith.
                 32.2   Statement pursuant to 18 U.S.C. Section 1350. Filed
                        herewith.

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

(7) Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981), as amended, for the year ended December 31, 2002 and incorporated herein by reference.

(8) Filed as an exhibit to Genaissance's Current Report on Form 8-K (File
    No. 000-30981) filed with the SEC on June 4, 2002 and incorporated herein by reference.

(9) Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended June 30, 2002 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on February 11, 2004.

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