Form 10-Q/A
period 2003-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2004-02-11
CIK 1110009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

                The purpose of this Form 10-Q/A is to amend and restate in its entirety Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received by the Securities and Exchange Commission (the “SEC”) to our Registration Statement on Form S-3 as filed with the SEC on November 14, 2003, as amended.  This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.  No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith, except for changes to the certifications required by (i) Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and (ii) 18 U.S.C. Section 1350.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since our inception, we have incurred significant operating losses, and, as of March 31, 2003, we had an accumulated deficit of $198.3 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, including in our clinical trials and administrative costs associated with operations.  As part of our HAPTM Technology platform, we continue to populate our database with HAPTM Marker information for pharmaceutically relevant genes.  As of March 31, 2003 we had a total of 6,716 genes in our database with 528 of these genes added during the three months ended March 31 2003.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis.  We expect to dedicate a significant portion of our resources for the foreseeable future to service our HAPTM Partnership program partners, our pharmacogenomic support service customers, our CARING program and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited (AstraZeneca), Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceuticals, N.V., (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium), Pfizer, Inc. and Pharmacia & Upjohn Company (Pharmacia), as well as a sublicensing agreement with Visible Genetics, Inc. and government grants.

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

In December 2002, we announced that we received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in our business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  In March 2003, we and GE agreed to an amendment to their existing lease agreement.  In connection with this amendment, GE has rescinded and withdrawn its default claim and both parties have withdrawn from any legal action.  The GE lease amendment requires compliance with certain additional covenants as well as a $2.0 million letter of credit, which is collateralized by cash.  We also received a notice from Finova Capital Corporation (Finova), stating that as a result of the alleged default claim by GE, there was a cross-default under our agreement with Finova.  In connection with a cross-default, Finova declared that all principal and future interest obligations were due and payable immediately.  Because of the outstanding claim of default by Finova, we recorded an additional charge to interest expense during the fourth quarter of 2002.  This charge represents all future interest payments due under the terms of the agreement with Finova.  As of December 31, 2002, and March 31, 2003, we have classified as current the GE and Finova lease obligations.  However, we anticipate paying the obligations under the terms of the original maturity schedules, through February 2005.

We continually evaluate opportunities that may provide us with, among other things, intellectual property, key personnel, capabilities that could augment our recurring revenues or technologies that will enhance and complement our HAPTM Technology.  From time to time, we intend to pursue acquisitions, which we believe will meet these goals.  For example, on May 7, 2003, the United States Bankruptcy court approved our purchase of substantially all of the assets of DNA Sciences, Inc. (DNA) pursuant to an Asset Purchase Agreement by and between the Company and DNA Sciences, Inc. dated as of March 28, 2003, as amended.  In addition, we expect to enter into a modification to a license agreement related to certain purchased assets that will result in a net cost of the purchase of  approximately $1.0 million including the legal and advisory costs.  We expect to close on the transaction during the second quarter of 2003.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

License and service revenue consists primarily of proceeds received in connection with the licensing of our HAP™ Technology. Revenue increased to approximately $2.1 million in the three months ended March 31, 2003 from $1.9 million in the three months ended March 31, 2002. The increase in license revenue is primarily attributable to the commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003, and Pfizer in 2002.  Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

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

	Three months ended March 31, 2003	Three months ended March 31, 2002
Payroll and related expenses	$1,800	$2,280
Depreciation and amortization	1,590	2,100
Consumables	530	1,030
Technology license fees	90	890
Clinical trial expenses	—	520
Other	690	1,480
Total	$4,700	$8,300

The decrease in expenses is primarily attributable to a decrease of $800,000 in technology license fees, a decrease of approximately $1.0 million in material and reagent costs and depreciation expense and a decrease of approximately $500,000 in payroll and related costs.  The decrease in technology license fees is primarily due to a license agreement that expired in the fourth quarter of 2002.  The decrease in clinical trials expense is primarily due to STRENGTH Trials which were substantially completed in the first quarter of 2002.  The decrease in material and reagent costs and depreciation expense is primarily due to reduced DNA sequencing volumes consistent with the removal of the majority of our DNA analyzers from production and the asset impairment charge recorded in the quarter ended June 30, 2002. The decrease in payroll and related costs is primarily due to our work force reduction in connection with our restructuring program that was initiated in the third quarter of 2002.  We expect depreciation and amortization expense to decrease in the second half of 2004, as a significant portion of our assets will be fully depreciated at June 30, 2004.  We do not necessarily expect a decrease in total research and development expense for 2004.

General and administrative expenses consisted primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development and general legal and financial matters. General and administrative expenses decreased to approximately $2.0 million in the three months ended March 31, 2003 from approximately $2.5 million in the three months ended March 31, 2002.  The decrease is primarily attributable to a decrease in payroll and related costs in connection with our workforce reduction and a general reduction in expenses as part of our cost reduction program initiated during the quarter ended September 30, 2002.

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

Item 6 — Exhibits and Reports on Form 8-K.

(a) Exhibits

See Index to Exhibits attached hereto.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

GENAISSANCE PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No.1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: February 11, 2004	By:	/s/ Ben Kaplan
Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

2.1#(1)	Asset Purchase Agreement between Genaissance Pharmaceuticals, Inc. and DNA Sciences, Inc., dated March 28, 2003.
2.2#(1)	Amendment No. 1, dated May 5, 2003, to Asset Purchase Agreement between Genaissance Pharmaceuticals, Inc. and DNA Sciences, Inc., dated March 28, 2003.
10.1+(1)	Technology and Database License Agreement between Genaissance Pharmaceuticals, Inc. and Millennium Pharmaceuticals, Inc., dated January 7, 2003.
10.2+(1)	Research Collaboration and License Agreement between Genaissance Pharmaceuticals, Inc., Bayer AG and Bayer Healthcare LLC, dated January 15, 2003.
10.3(1)	Amendment, dated February 6, 2003, to Agreement with Pfizer, Inc., dated August 29, 2001.
10.4+(1)	Genotyping Services Agreement between Genaissance Pharmaceuticals, Inc. and Wayne State University, dated March 11, 2003.
10.5(1)

Amendment, dated March 12, 2003, to Master Equipment Lease Agreement between Genaissance Pharmaceuticals, Inc. and General Electric Capital Corporation (successor-in-interest to Oxford Venture Finance, LLC), dated June 10, 1999.

10.6*(1)	Management Incentive Program Summary.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Statement pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Statement pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

(1)                Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended March 31, 2003 and incorporated herein by reference.