Form 10-Q/A
period 2003-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2004-02-11
CIK 1110009

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend and restate in its entirety Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received by the Securities and Exchange Commission (the “SEC”) to our Registration Statement on Form S-3 as filed with the SEC on November 14, 2003, as amended.  This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.  No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith, except for changes to the certifications required by (i) Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and (ii) 18 U.S.C. Section 1350.

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

Common Terms

HAPTM Technology – the key components of our HAP TM Technology are: a database of highly-informative, proprietary measures of genomic variation, or haplotypes, which we call HAP TM Markers, for pharmaceutically relevant genes; a proprietary informatics system, which we call DecoGen®, including unique algorithms, for defining patient populations with different drug responses; a cost-effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAP TM Typing; and clinical genetic development skills.

STRENGTH program (Statin Response Examined by Genetic HAP TM Markers) – we applied our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

CARING program (Clozapine HAP Marker Discovery Study) – this program is designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozpine.

Overview

Since our inception, we have incurred significant operating losses, and, as of June 30, 2003, we had an accumulated deficit of $202.1 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, including our clinical trials and administrative costs associated with operations.  As part of our HAPTM Technology platform, we continue to populate our database with HAPTM Marker information for pharmaceutically relevant genes.  As of June 30, 2003 we had a total of 7,194 genes in our database with 478 and 1,006 of these genes added during the three months and six months ended June 30, 2003, respectively.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis.  We expect to dedicate a significant portion of our resources for the foreseeable future to service our HAP TM Partnership program partners, our pharmacogenetic support service customers, our CARING program and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited (AstraZeneca), Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceuticals, N.V., (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium) and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. (a part of Bayer AG) and government grants.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and liabilities of DNA Sciences, Inc. for $1,778,000, inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2 per share issued in connection with investment banking services performed as well as $35,000 which represents the fair value of 25,000 shares we issued to a licensor in connection with a license modification.  The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a TPMT diagnostic test as well as certain trade accounts receivable and fixed assets.  Subsequent to the closing, we entered into an amendment (the TPMT Amendment) to an existing license agreement with Prometheus under which we provide Prometheus certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and Service Revenue in the accompanying statement of operations for the three months ended June 30, 2003.  By combining DNA Sciences’ offerings of GLP compliant DNA Banking and GLP compliant and CLIA licensed genotyping services with our HAP™ Technology and high-throughput research genotyping capabilities, we seek to provide a complete range of offerings for the application of DNA tests to the clinical development and marketing of drugs. Additionally, we will seek to broaden our relationships with the pharmaceutical and biotechnology clients that had agreements with DNA Sciences by offering them access to our HAP™ Technology platform as well as offering our existing customers access to our newly acquired facility for their GLP compliant DNA banking and genotyping needs.

In December 2002, we announced that we received a notice from General Electric Capital Corporation (GE) claiming that an event of default had occurred under the lease agreement as a result of an alleged material adverse change in our business.  Because of the alleged default, GE declared that all principal and future interest obligations were due and payable immediately.  GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreements.  In March 2003, we entered into an amendment (GE lease amendment) to our existing lease agreement with GE.  In connection with this amendment, GE rescinded and withdrew its default claim and both parties withdrew from any legal action.  The GE lease amendment requires compliance with certain additional covenants as well as a $2.0 million letter of credit, which is collateralized by cash.  We also received a notice from Finova Capital Corporation (Finova), stating that as a result of the alleged default claim by GE, there was a cross-default under our agreement with Finova.  Because of the outstanding claim of default by Finova, we recorded an additional charge to interest expense during the fourth quarter of 2002.  This charge represents all future interest payments due under the terms of the agreement with

Finova.  As a result of continuing material adverse change provisions within the GE agreement and as a result of the Finova default claim, we have classified as current the GE and Finova lease obligations as of December 31, 2002, and June 30, 2003.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

•      revenue recognition;

•      valuation of long-lived assets; and

•      research and development expenses

Revenue recognition.  We earn our revenues primarily through the licensing of our HAPTM Technology and by providing HAPTM Typing services, and GLP compliant DNA banking and genotyping services.  We have also entered into agreements, which provide for future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), and in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9 (SOP 98-9).  In accordance therewith, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Revenues derived from the achievement of milestones or recognition of related work performed under the terms of a contract, as well as the access period of the license agreement, may cause our operating results to vary considerably from period to period.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

License and service revenue consists primarily of revenue recognized in connection with the licensing of our HAP™ Technology and from HAPTM Tying and GLP compliant DNA banking and genotyping services. Revenue increased to approximately $3.1 million in the three months ended June 30, 2003 from $1.9 million in the three months ended June 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and approximately $390,000 in revenue recognized for services provided under contracts we assumed through the purchase of certain of the assets of DNA Sciences.  The cost of services provided under the contracts we assumed totaled approximately $340,000 for the three months ended June 30, 2003 and are included in research and development expense discussed below.  The increase in revenue is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer (formerly Pharmacia & Upjohn) in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, material and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for equipment used for HAPTM Marker discovery and HAPTM Typing and facility-related costs.  We expense our research and development costs as incurred.  Research and development expenses decreased to approximately $5.1 million in the three months ended June 30, 2003 from approximately $6.6 million in the three months ended June 30, 2002.  Except for clinical trial expenses and, in 2003, expenses associated with the GLP and CLIA compliant laboratory services, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to the HAPTM database.  The following is a breakdown of research and development expense (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002
Payroll and related expenses	$2,130	$2,250
Depreciation and amortization	1,600	2,100
Consumables	510	330
Technology license fees	60	810
Other	800	1,110
Total	$5,100	$6,600

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

Interest expense decreased to an expense of approximately $191,000 in the three months ended June 30, 2003 from an expense of approximately $495,000 in the three months ended June 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  If, in the future, we enter into a settlement or amend our agreement with Finova, it may result in the reversal, in the period of amendment or settlement, of some of the interest expense recognized in the fourth quarter of 2002.

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

Six Months Ended June 30, 2003 and 2002

Revenue increased to approximately $5.3 million in the six months ended June 30, 2003 from $3.8 million in the six months ended June 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and approximately $390,000 of revenue recognized for services, which were provided under contracts we assumed through the purchase of certain of the assets of DNA Sciences.  The cost of services provided under the contracts assumed totaled approximately $340,000 for the six months ended June 30, 2003 and are included in research and development expense discussed below.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.

Research and development expenses decreased to approximately $9.8 million in the six months ended June 30, 2003 from approximately $14.9 million in the six months ended June 30, 2002.  Except for the clinical trial expenses and, in 2003, expenses associated with the GLP and CLIA compliant laboratory services, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to the HAPTM database.  The following is a breakdown of research and development expense (in thousands):

	Six months ended June 30, 2003	Six months ended June 30, 2002
Payroll and related expenses	$3,930	$4,530
Depreciation and amortization	3,200	4,200
Consumables	1,040	1,370
Technology license fees	160	1,700
Repair and maintenance	270	890
Other	1,200	2,210
Total	$9,800	$14,900

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

Interest expense decreased to of approximately $392,000 in the six months ended June 30, 2003 from of approximately $1.0 million in the six months ended June 30, 2002.  The decrease is primarily the result of the recording of all future interest associated with the Finova capital leases in the quarter ended December 31, 2002.  If, in the future, we enter into a settlement or amend our agreement with Finova, it may result in the reversal, in the period of amendment or settlement, of some of the remaining interest expense recognized in the fourth quarter of 2002.

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

GENAISSANCE PHARMACEUTICALS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No.  1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: February 11, 2004	By:	/s/ Ben Kaplan
Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1*(1)	Employment Agreement with Ben Kaplan dated May 6, 2003.

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

*                 Indicates a management contract or compensatory plan.

(1)   Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000 - 30981) for the quarter ended June 30, 2003 and incorporated herein by reference.