Form 10-Q/A
period 2003-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2004-02-11
CIK 1110009

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A is to amend and restate in its entirety Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received by the Securities and Exchange Commission (the “SEC”) to our Registration Statement on Form S-3 as filed with the SEC on November 14, 2003, as amended.  This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.  No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith, except for changes to the certifications required by (i) Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and (ii) 18 U.S.C. Section 1350.

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

Overview

Since our inception, we have incurred significant operating losses and, as of September 30, 2003, we had an accumulated deficit of $208.0 million.  The majority of our operating losses have resulted from costs we incurred in developing our HAPTM Technology, including our clinical trials and administrative costs associated with operations.  As part of our HAPTM Technology platform, we continue to populate our database with HAPTM Marker information for pharmaceutically relevant genes.  As of September 30, 2003 we had a total of 7,450 genes in our database with 256 and 1,262 of these genes added during the three months and nine months ended September 30, 2003, respectively.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis.  We expect to dedicate a significant portion of our resources for the foreseeable future to servicing our HAP TM Partnership program partners, our pharmacogenomic support service customers, our CARING and Long QT programs and to maintain our HAPTM Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen, Inc. (Biogen), Gene Logic, Inc. (GLI), Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceuticals, N.V., (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium) and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. (a part of Bayer AG), a one time licensing fee from Prometheus Laboratories, Inc. and government grants.

In October 2003, we sold 270,000 shares of newly designated Series A redeemable convertible preferred stock (Preferred Stock), $.001 par value per share, to an accredited investor for $22.50 per share resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $175,000.  In addition, the investor was granted a warrant to purchase an additional 190,000 shares of Preferred Stock through December 31, 2005 at $22.50 per share.  We will record the warrant at its estimated fair market value as a discount to the Preferred Stock carrying value.  The discount will be amortized over the period from the date of issuance to the redemption date and will result in a higher recorded dividend charge.  The investor is required to exercise the warrant if our stock closes above $4.00 for 23 consecutive business days.  The Preferred Stock earns dividends at the rate of 2% per annum payable in cash semi-annually in January and July.  Each share of Preferred Stock is convertible into ten shares of common stock at the option of the shareholder.  On or after October 29, 2006, we can require the conversion of the Preferred Stock if our stock has traded above $7.00 for 23 consecutive business days.  Under the terms of the agreement we will be required to redeem, unless the holders of at least 66 2/3% if the Preferred Stockholders elect otherwise, all of the outstanding shares if a significant event, as defined, occurs.  If the significant event occurs prior to October 29,2008, all of the unpaid cash dividends through October 29, 2008 also become payable.  In addition, the investor has the option to require that we redeem all of the outstanding shares of Preferred Stock on either October 29, 2006, 2007 or 2008.  We may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.  During the fourth quarter of 2003, we will recognize the beneficial conversion features embedded in the Preferred Stock.  The valuation of the warrant, coupled with the accounting for the beneficial conversion feature, could have a material effect on our results and earnings available to common shareholders in future periods.

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

Prior to closing the loan agreement with Comerica, we elected to prepay certain capital lease obligations with Finova and Newcourt and paid all amounts due, including any end of lease buy out provisions for equipment retained.  In connection with the Finova agreement, we paid a total of $4.2 million, which included a prepayment discount of approximately $88,000 that was credited to interest expense during the quarter ended September 30,2003.  Under their original terms, the lease schedules covered by the Finova agreement would have expired between November 2003 and August 2004.  In connection with the Newcourt agreement, we paid a total of approximately $173,000 which represented all future interest and principal due under the lease schedules which, by their original terms, would have expired in November and December 2003.  We disposed of certain equipment financed under certain of the lease schedules and recorded an additional charge of approximately $368,000 related to this equipment.  In connection with the buyout, Finova and Newcourt released their liens on all purchased equipment.  In October 2003, as required under the Comerica agreement, we terminated our capital lease obligations with GE and paid all outstanding obligations due to GE, including the end of lease buy out provisions.  Under their original terms, the lease schedules covered by the GE agreement would have expired between October 2003 and February 2005.  We made a payment of $1.7 million to GE, which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126,000.  As a result of the termination of the lease, the $2.1 million of restricted cash was released and we received full title to the equipment.  During the fourth quarter we will record a charge of approximately $60,000 in connection with the termination.  As a result of the termination of the GE lease and the issuance of the Preferred Stock in October 2003, our cash and cash equivalents and marketable securities increased by $4.2 million, after expenses, as compared to the amounts shown in the accompanying unaudited financial statements as of September 30, 2003.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and liabilities of DNA Sciences, Inc. for $1.8 million, inclusive of related fees and expenses.  Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares we issued to a licensor in connection with a license modification.  The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test as well as certain trade accounts receivable and fixed assets.  Subsequent to the closing, we entered into an amendment to an existinglicense agreement (the TPMT Amendment) with Prometheus under which we provide certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and Service Revenue in the accompanying statement of operations for the nine months ended September 30, 2003.  By combining DNA Sciences’ offerings of GLP compliant DNA Banking and GLP compliant genotyping services with our HAP™ Technology and high-throughput research genotyping capabilities, we seek to provide a complete range of offerings for the application of DNA tests to the clinical development and marketing of drugs.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

License and service revenue consists primarily of revenue recognized in connection with the licensing of our HAP™ Technology and from HAPTM Typing and GLP compliant DNA banking and genotyping services. Revenue increased to approximately $2.6 million in the three months ended September 30, 2003, from $1.8 million in the three months ended September 30, 2002.  Approximately $625,000 of the increase in revenue is attributable to the revenue recognized for services provided by our GLP and CLIA compliant laboratory which we acquired through the purchase of certain of the assets of DNA Sciences on May 15, 2003.  The cost of services provided by our GLP and CLIA compliant laboratory totaled approximately $686,000 for the three months ended September 30, 2003 and are included in research and development expense discussed below. The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.  The agreement with a customer who accounted for 32% of our revenue for the three months ended September 30, 2003, will expire in November 2003 under its original term.

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

	Three months ended September 30, 2003	Three months ended September 30, 2002
Payroll and related expenses	$2,540	$1,960
Depreciation and amortization	1,610	1,580
Consumables	730	220
Technology license fees	320	930
Clinical trial expenses	—	(580)
Other	900	590
Total	$6,100	$4,700

The increase in expenses is attributable to an increase of approximately $580,000 in payroll and payroll related expenses for research and development personnel who joined us in connection with the DNA Sciences acquisition for a full quarter and due to the resignation of our Chief Scientific Officer during the quarter who will receive one year of salary as severance in accordance with his employment agreement.  In addition, there was an increase of approximately $510,000 in consumables and supplies used in our laboratories primarily as a result of an increase in production in our HAPTM Typing and sequencing laboratories.  Expenses in the third quarter of 2003 also increased over the same period last year as a result of the reversal of accrued expenses related to our clinical trails of approximately $580,000 recorded in the third quarter of 2002.  These increases were partially offset by a decrease of approximately $610,000 in technology license fees.  This decrease is primarily attributable to the expiration of a license agreement in December 2002.  We expect depreciation and amortization expense to decrease in the second half of 2004, as a significant portion of our assets will be fully depreciated at June 30, 2004.  We do not necessarily expect a decrease in total research and development expense for 2004.

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

Loss on leased equipment was approximately $368,000 in the three months ended September 30, 2003, as a result of our disposition of assets upon termination of the capital lease agreements.

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

Nine Months Ended September 30, 2003 and 2002

Revenue increased to approximately $7.8 million in the nine months ended September 30, 2003, from $5.5 million in the nine months ended September 30, 2002.  The increase in revenue is primarily attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and approximately $1.0 million of revenue recognized for services which were provided by our GLP compliant laboratory, which we acquired through the purchase of certain of the assets of DNA Sciences on May 15, 2003.  The cost of services provided by our GLP and CLIA compliant laboratory totaled approximately $1.0 million for the nine months ended September 30, 2003 and are included in research and development expense discussed below.  The increase is also due to the increased commercialization of our HAPTM Technology Partnership program and our HAPTM Drug-Specific Partnership program, including agreements entered into with Millennium in 2003 and Pfizer in 2002, which was partially offset by the expiration of a contract with a customer in the fourth quarter of 2002.  The agreement with the customer who accounted for 30% of our revenue for the nine months ended September 30, 2003, will expire in November 2003 under its original term.

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

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Payroll and related expenses	$6,470	$6,490
Depreciation and amortization	4,810	5,800
Consumables	1,770	1,590
Technology license fees	480	2,630
Repair and maintenance	440	940
Other	1,930	2,150
Total	$15,900	$19,600

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

Loss on leased equipment was approximately $368,000 in the nine months ended September 30, 2003, as a result of our disposition of assets upon termination of the capital lease agreements.

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

Capital lease obligation relates to equipment purchased under an agreement with GE .  All outstanding balances due under this agreement were repaid in October 2003.  Borrowings under the agreement were secured by the underlying leased equipment.

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
Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1(1)	Loan and Security Agreement entered into as of September 30, 2003, by and between Comerica Bank and Genaissance Pharmaceuticals, Inc.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

(1)   Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2003 and incorporated herein by reference.