Form 10-K
period 2003-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2004-03-30
CIK 1110009

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003
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

        The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was $31,016,101 based on the last reported sale price of the Common Stock on The NASDAQ National Market on June 30, 2003.

        Number of shares of the registrant's Common Stock outstanding as of March 15, 2004: 23,378,120.

Documents Incorporated By Reference:

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers which is set forth under "Executive Officers" in Item 1A of Part I of this report) have been omitted from this report and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2004 annual meeting of stockholders.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements. The words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied. These important factors include our "critical accounting estimates" and the factors set forth under the heading "Factors Affecting Future Operating Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

        DecoGen® and HAP™ are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners

ITEM 1. BUSINESS

Genaissance

Company Overview

        We are a leader in the understanding and application of human gene variation to pharmaceutical development and marketing. Our technology, services and clinical development expertise are marketed to pharmaceutical, biotechnology and diagnostic companies, as a comprehensive solution for their pharmacogenomic needs. Pharmacogenomics is the study of how an individual's genetic inheritance affects the body's response to a drug. Our ultimate goal is to have genetic variation information used to define a population of patients who would respond to a drug and are least likely to suffer an adverse reaction. In addition, we provide what the U.S. Federal Drug Administration defines as Good Laboratory Practices, or GLP compliant DNA banking, research sequencing and research and GLP compliant genotyping as well as related services to a variety of companies and entities, including those involved in agriculture. We are also receiving royalties from one pharmacogenomic-based test that is used by physicians as a genetic assessment of a patient's ability to metabolize the thiopurine class of drugs and soon expect to offer, through our own laboratory, a molecular test for genetic mutations that predispose affected individuals to an abnormal heart rhythm. Our total net revenues were $5.3 million in 2001, $8.1 million in 2002 and $12.5 million in 2003.

        We were incorporated in Delaware on February 22, 1992 and changed our name to Genaissance Pharmaceuticals, Inc. on March 18, 1997. Our principal executive offices are located at Five Science Park, New Haven, Connecticut 06511. Our telephone number is (203) 773-1450 and our website is located at http://www.genaissance.com. The information on our Internet website is not incorporated by reference into this filing.

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

        The drug development process is costly and subject to a high failure rate. The Tufts Center for the Study of Drug Development estimates that the average cost of developing a drug is $802 million, including the cost of unsuccessful drug candidates. Even with recent technological advances, including advances in areas such as genomics, which is the knowledge and use of all of the genetic information of an organism, the failure rate of clinical trials remains very high. In the United States, only one in five drug candidates that enters clinical trials reaches the market. Seventy percent of the drug candidates that enter clinical trials successfully complete phase I, 33% complete phase II, 25% complete phase III and only 20% achieve regulatory approval. The decision to enter phase III, the most costly phase of clinical trials, is generally based upon the results obtained from the limited number of individuals, often fewer than 200, typically studied in phases I and II. The typical patient population in phase III is between 1,000 and 5,000 individuals, and the average amount of money spent in a single phase III clinical trial is estimated to be greater than $40 million.

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

Marketing departments are also under pressure to maximize the revenue generated from approved products in order to meet corporate-wide revenue and earnings goals. In addition, pharmaceutical companies continue to face increasing competition from generic drugs, as patents on brand-name drugs, representing $32.3 billion in U.S. sales in 2002, will expire over the next five years. Thus, in order to maintain revenue growth rates and profitability, pharmaceutical companies must both improve the success rate of clinical trials and differentiate their drugs in a crowded market place.

        Sales of prescription drugs in the United States grew at a slower rate of 11.3% in the first quarter of 2003 as compared to 16.9% in the first quarter of 2002. Nevertheless, retail spending on outpatient prescription drugs has approximately doubled since 1997. In an attempt to contain the rising cost of drug expenditures, healthcare providers and payers face the difficult task of deciding which drugs should be prescribed to specific patients and are suitable for reimbursement. Healthcare providers make these decisions using medical outcome studies and economic benefit factors but they have little, if any, knowledge of which individual patients are most likely to benefit from a specific drug, if at all. Thus, healthcare providers and patients would benefit from using drugs that are targeted for a patient population that would have the best drug response and safety profile and, thus, allow for more appropriate and safer intervention.

  Population Genomics

        The medical community generally acknowledges that most drugs work more effectively for some patients than for other patients. The pharmaceutical and biotechnology industry often poorly appreciates this variability in patient response. Consequently, pharmaceutical and biotechnology companies may unnecessarily discontinue further drug development, fail to obtain regulatory approval for promising drug candidates or, even if a drug obtains approval, be unable to market an approved drug effectively or to obtain approval for third party reimbursement.

        Scientists have known for a long time that genomic differences influence how patients respond to drugs. Population genomics is the analysis of genomic variation within groups of people. The genomic blueprint each person inherits from his or her biological parents, is contained within a person's DNA and determines differences, such as height, hair color and eye color. As scientists better understand variation at the molecular or genomic level, they are more certain that an individual's response to a drug is dependent upon that individual's unique DNA sequence and that more than one gene is probably involved in a drug response. Scientists know that every drug generally interacts, directly and indirectly, with a variety of different proteins produced by different genes. Therefore, in order to predict a specific drug response, scientists must analyze genomic variation in multiple genes.

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

        In October 2002, an international consortium, composed of non-profit biomedical research groups and private companies in Japan, the United Kingdom, Canada, China and the United States, initiated an effort to create a genome-wide haplotype map. This venture is aimed at speeding the discovery of genes that are related to common illnesses, such as asthma, cancer, diabetes and heart disease. The consortium expects that the International HapMap Project will take three years to complete at an estimated cost of $100 million. The resulting haplotype map could contain anywhere from 300,000 to 600,000 SNPs. Using this genome-wide haplotype map, researchers may only identify a genomic region that is involved in causing a disease or drug response rather than the specific gene that is responsible. Researchers are, thus, likely to need a database of gene haplotypes to determine which of the genes that are contained within the identified genomic region is actually the gene responsible for causing the disease or drug response.

        Pharmaceutical and biotechnology companies generally have not considered genomic differences between patients in developing and implementing clinical trials or in the marketing of approved drugs. However, if, in clinical trials, pharmaceutical and biotechnology companies were able to use gene haplotypes, together with sophisticated software programs to identify patient populations that would have different drug responses, they could improve the drug development and marketing process. For example, pharmaceutical and biotechnology companies could use gene haplotypes, which are identified in phase I and phase II clinical trials as being predictive of a clinical outcome, to determine the size of the patient population that would likely benefit from the drug under development. They would also know the size of the clinical group needed for a phase III clinical trial to obtain statistically significant data to support the clinical development program. In addition, if pharmaceutical and biotechnology companies could identify the patients most likely to have a side effect, they could more closely monitor these patients or eliminate them from participating in clinical trials and receiving the drug and, hence, increase the safety profile of a drug. The pharmaceutical and biotechnology companies would, therefore, have a better understanding of the cost required to complete the development of a drug and the likely economic return on their investment before proceeding to a phase III clinical trial. In addition, if pharmaceutical and biotechnology companies could use gene haplotypes to predict a drug response, they would be able to improve the marketing of their drugs by identifying those patient populations for which particular drugs are likely to be most effective with the least likelihood of having an adverse reaction. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the most appropriate and safest medication at the earliest possible time. Recently, the FDA issued draft guidance that encourages pharmaceutical and biotechnology companies to use pharmacogenomics during the drug development process.

The Genaissance Solution

        We have developed a combination of technologies and expertise that we call our HAP Technology, which allows population genomics to be integrated into the development, marketing and prescribing of new and existing medicines.

        The key components of our HAP Technology are:

  •
  a database of highly informative, proprietary measures of genetic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes;

  •
  a proprietary informatics system, which we call DecoGen, including unique algorithms, for defining patient populations with different drug responses;

  •
  GLP compliant support experience for more than 425 clinical trials;

  •
  GLP compliant DNA banking experience;

  •
  a process to measure genetic variation (genotyping) in clinical DNA samples;

  •
  GLP compliant genotyping experience;

  •
  clinical genetics development skills; and

  •
  DNA diagnostic laboratories licensed by the states of Connecticut and North Carolina under the Clinical Laboratory Improvement Amendments (CLIA).

        We designed our HAP Technology to permit pharmaceutical and biotechnology companies to use population genomics in a variety of ways for drug development and commercialization.

  Drug Development

        We designed our HAP Technology to improve the success rate of drugs in clinical trials by:

  •
  assessing efficiently the genomic variation among the patients involved in a clinical trial, thereby permitting pharmaceutical and biotechnology companies to incorporate genomic variation information in the decision making process required during the course of a clinical trial;

  •
  creating better informed, or "smarter," clinical trials through the design of protocols, which result in the inclusion of those patients most likely to benefit from the proposed therapeutic product;

  •
  facilitating earlier "go/no-go" decisions on whether to proceed to the next phase of clinical trial testing, which should result in a more efficient use of clinical resources; and

  •
  reducing the size and, hence, the cost of late-stage clinical trials by enrolling a group of patients, who are most likely to respond to a drug and are least likely to suffer an adverse reaction.

  Drug Marketing and Prescribing

        We also designed our HAP Technology to help maximize the value of an approved drug by:

  •
  identifying which of our HAP Markers define the patient population with the best response and with less risk of an adverse reaction;

  •
  integrating genomic variation information into marketing strategies to sustain and enhance a market leading position or to address problems such as poor market penetration, competitive pricing issues, safety, risk of therapeutic substitution and limited patent life; and

  •
  targeting new markets and obtaining approval for new indications.

        Our HAP Technology should also be useful for improving the drug discovery process through the selection and validation of drug targets. In addition, pharmaceutical and biotechnology companies could incorporate data obtained during clinical trials into the drug discovery process to develop second-generation drugs. If widely adopted, our HAP Technology could enable the healthcare system to personalize treatment based upon an individual's unique genome.

Our Strategy

        Our strategy consists of the following:

        Generate current revenues from commercializing our HAP Technology in various markets.    The specific revenue sources would include:

  •
  license fees from granting access to individual genes and their HAP Markers or to our database of HAP Markers for pharmaceutically relevant genes;

  •
  DNA banking fees and genotyping fees for measuring the genomic variation present in DNA samples;

  •
  fees for identifying and validating the genomic markers responsible for defining populations with different drug response or different traits; and

  •
  revenues from home-brew tests that we expect to offer, which define populations with different drug response or different traits.

        The different markets that we target include:

  •
  pharmaceutical companies, including those in regional markets, such as Japan and Europe;

  •
  biotechnology companies;

  •
  diagnostic companies;

  •
  government and academic groups;

  •
  agricultural markets; and

  •
  consumer markets, such as those for nutraceuticals which are fortified foods or dietary supplements that are thought to provide health or medical benefits in addition to their basic nutritional value.

        Establish contractual rights for royalties from the sale of drugs and diagnostic tests.    The revenue sources would include developing, with or without others, drug response pharmacogenomic tests from the intellectual property created using our HAP Technology or in our internal programs. In addition, we seek royalties from the sale of drugs and diagnostics, which use our HAP Markers in a diagnostic test that:

  •
  defines drug safety or efficacy or

  •
  is sold in combination with the use of a drug.

        Our commercialization programs include the following:

        Commercialize our HAP Technology.    We offer pharmaceutical and biotechnology companies access to our HAP Technology and our clinical genetics development expertise for use throughout each phase of drug development and marketing. Potential customers can obtain access to our proprietary HAP Markers, our DecoGen Informatics System, our DNA banking, sequencing and genotyping facilities, and our clinical genetics development expertise. In return, we seek annual subscription fees and payments for our collaborative contributions to our customer's specific drug development or marketing projects and for pharmacogenomic support services. In addition, we seek license fees, as well as milestone and royalty payments, for the commercial use of our HAP Markers. In some instances, we seek to retain all intellectual property rights in our HAP Markers. In other instances, we offer our customers an option to obtain licenses for the use of particular HAP Markers for the development of therapeutic and diagnostic products. We currently have relationships and/or are providing pharmacogenomic support services to a number of major pharmaceutical and biotechnology companies. We are in discussions and negotiations with additional pharmaceutical and biotechnology companies to enter into programs that will utilize our HAP Technology, including pharmaceutical companies in such regional markets as Japan, where we are using Intec Web and Genome Informatics Corporation as our sales representative.

        Commercialize the intellectual property that we license from others or develop with our HAP Technology.    We currently have four programs from which we have or expect to have intellectual property to commercialize.

  •
  Thiopurine S-methyltransferase (TPMT) test.  The TPMT test provides a genetic assessment of a patient's ability to metabolize the thiopurine class of drugs, which are commonly used in a wide range of therapeutic areas, including such fields as oncology, rheumatology, organ transplantation and vasculitis therapy. The activity of the TPMT gene is genetically regulated. Specifically, the test provides a genetic assessment of a patient's ability to metabolize the thiopurine class of drugs. In May 2003, we entered into an amendment to a licensing agreement with Prometheus Laboratories, Inc., under which we licensed Prometheus additional rights to the TPMT test. We received an upfront licensing fee and receive royalties based on net sales.

  •
  Genetic test for cardiac ion channel mutations (cardiac channelopathies).  Cardiac channelopathies, including familial Long QT (LQT) and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm (arrhythmia). Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. Treatment options include life-style modification, the prescription or avoidance of specific classes of drugs and the insertion of an implantable cardioverter/defibrillator. The results from our genetic test will assist physicians in choosing the most appropriate course of treatment for each patient. We have intellectual property rights relating to the five genes that have been identified as explaining the majority of two cardiac channelopathies, familial LQT and Brugada Syndrome, with each of the genes having multiple causative mutations. LQT can also result from the administration of a medication or can occur in patients with other disorders, such as congestive heart failure. More than 50 approved prescription drugs, in various therapeutic classes, are known to prolong the QT-interval. Drug-induced LQT has led to the withdrawal from the market of such well-know drugs as the heartburn agent Propulsid® and the antihistamine Seldane®. We are currently marketing to pharmaceutical companies the ability to include LQT genetics in drug development and, in the first half of 2004, expect to begin offering, at our CLIA licensed laboratory in New Haven, a genetic test for cardiac ion channel mutations, including familial LQT Syndrome and Brugada Syndrome.

  •
  STRENGTH trials (STATIN RESPONSE EXAMINED BY GENETIC HAP MARKERS).  We applied our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease. This market is highly competitive with multiple approved products seeking to gain increased market share. Currently, the market is approximately $18 billion worldwide and experts estimate that the market is growing at the rate of about 20% per year.

        We examined five statins in two prospective STRENGTH clinical trials. The goal of these two trials was to identify which of our HAP Markers define a patient population that has the best therapeutic response to one or more of these statins with a superior safety profile. In April 2001, we began enrollment for the first of the two STRENGTH trials, in which patients were randomized and then enrolled into one of four treatment arms, in which a patient was treated with one of four statins. The four drugs used were atorvastatin (sold by Pfizer Inc. as Lipitor®), cerivastatin (sold by Bayer AG as Baycol®), pravastatin (sold by Bristol-Myers Squibb Company as Pravacol®) and simvastatin (sold by Merck as Zocor®). Following the withdrawal of cerivastatin from the market in August 2001, we discontinued treating all of the patients who were taking this product. In October 2001, we began enrollment in our second STRENGTH trial, in which enrolled patients received lovastatin (sold by Merck as Mevacor®). The trial protocol for both STRENGTH trials was to treat each patient for eight weeks with the lowest dose recommended on the drug label followed by then treating each patient for eight weeks with the highest dose recommended on the drug label. At least 149 patients were enrolled into each treatment arm. Enrollment was completed for STRENGTH I in July 2001 with the last patient receiving the last examination in November 2001. Enrollment was completed for STRENGTH II in November 2001 with the last patient receiving the last examination in March 2002.

        In January 2003, we signed an agreement with Bayer AG and with Bayer HealthCare LLC to commercialize exclusively the diagnostic rights and non-exclusively the drug product development rights from our STRENGTH trials. As of December 31, 2003, we had not received any royalties under this agreement. In September 2003, we signed a license agreement with AstraZeneca PLC, under which AstraZeneca received non-exclusive access to the STRENGTH study database for research purposes for a limited period of time.

  •
  CARING Study (CLOZAPINE AND AGRANULOCYTOSIS RELATIONSHIPS INVESTIGATED BY GENETICS (HAP MARKERS)).  In February 2002, we initiated a study designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine. Clozapine, which is no longer under patent protection, is a highly effective therapeutic for treating certain patients with schizophrenia. During the first six months of treatment with clozapine, a patient must undergo weekly blood monitoring, a requirement that results in poor patient compliance. We believe that clozapine's third-line therapy status and the requirement for repeated blood testing are the primary reasons that the market share for all clozapine products is only approximately $350 million in the United States. Sales of antipsychotic drugs in the United States reached an estimated $5.2 billion in 2000 and are expected to exceed $8 billion by 2005.

        We plan to use patient samples with our HAP Technology to identify HAP Markers that define the population most likely to develop this adverse reaction. If we are successful in identifying these genomic markers, we plan to seek a suitable customers to commercialize these HAP Markers either through a diagnostic test or a diagnostic test associated with a drug. In September 2003, we announced that we had reached enrollment goals in order to initiate HAP Marker discovery and that we expected initial results from the study in the second half of 2004.

        Commercialize our HAP Technology in numerous markets.    We also offer all the components of our HAP Technology, including our sequencing and genotyping services, to potential customers, including research groups in government and academia and companies involved in the sale of nutraceuticals and companies involved in agriculture.

        Pursue strategic acquisitions.    We continually evaluate opportunities that may provide us with, among other things, intellectual property, key personnel, capabilities that could augment our recurring revenues or technologies that will enhance and complement our HAP Technology. From time to time, we intend to pursue acquisitions, which we believe will meet these goals.

        In May 2003, a United States bankruptcy judge approved our acquisition of substantially all of the assets and certain liabilities of DNA Sciences, Inc. for $1.35 million in cash. These assets included:

  •
  DNA Sciences' Morrisville, North Carolina GLP compliant and CLIA licensed facility, which was a leader in providing clinical trial genotyping services and diagnostic tests to the pharmaceutical industry;

  •
  A patent estate, including exclusive licenses in specific areas from The University of Utah and Yale University to patents for diagnosing CARDIAC Long QT Syndrome, a potential life threatening side-effect of various drugs; and

  •
  A commercially available thiopurine S-methyltransferase (TPMT) diagnostic test for identifying adverse effects caused by the thiopurine class of drugs, from which DNA Sciences was receiving royalties from its sub-licensees.

        In December 2003, we entered into an agreement and plan of merger with Lark Technologies, Inc., under which we plan to acquire Lark in a stock-for-stock exchange. Lark provides contract, GLP compliant and research sequencing and associated molecular services to the pharmaceutical, biotechnology and agricultural industries. A joint proxy statement/prospectus was declared effective by the SEC and the stockholder meetings to vote on the merger is scheduled to take place on April 1, 2004. We expect to close this acquisition early in the second quarter of 2004.

        In license drugs under clinical development.    We are also pursuing opportunities either to in-license or work with a third-party with respect to drugs in clinical development that have encountered problems, which might be addressed by applying our HAP Technology and clinical genetics capabilities. We have established criteria for use in evaluating these drug opportunities, which include:

  •
  compounds that have completed or are currently in Phase II of clinical development;

  •
  compounds for which we believe pharmacogenomics would substantially augment, restart or potentially expedite clinical development; and

  •
  compounds for which we believe pharmacogenomics would provide a competitive marketing advantage or provide a life-cycle management opportunity.

        We have a business development group to commercialize our HAP Technology and identify in licensing opportunities and a national sales manager to sell our service offerings.

Asthma Clinical Study as a Proof of Principle

        To demonstrate how the pharmaceutical and biotechnology industry and healthcare providers could use our HAP Technology, we conducted a clinical study to determine whether we could use our HAP Markers or SNPs to define an asthma patient population that responded to the drug albuterol (sold by GlaxoSmithKline as Ventolin®), a standard treatment for persons with asthma. We conducted the study in collaboration with Dr. Stephen Liggett, a member of our scientific advisory board and a professor of medicine at the University of Cincinnati Medical Center. We examined genomic variation in the target of the drug, the beta2-adrenergic receptor (beta2-AR). Dr. Liggett recruited 121 asthmatic individuals for clinical treatment and made a large number of standard pulmonary measurements, before and after he treated the patients with albuterol. The response to the drug differed significantly from patient to patient and the drug was clinically effective in only 40% of these patients as measured by generally accepted clinical criteria. Dr. Liggett and his staff drew blood samples and extracted the DNA. We did the genotyping and, using our DecoGen Informatics System, identified specific pairs of HAP Markers in the beta2-AR receptor gene that were carried by patients that exhibited a positive drug response and specific pairs of HAP Markers that were carried by patients that exhibited a poor drug response. By contrast, no individual SNP was found to have such predictive power in this study. This study, which was similar in sample size typically used for a phase II clinical trial, showed that a patient's response to albuterol correlated, in a statistically significant manner, with specific HAP Markers.

        We published a more detailed description of this study in a peer reviewed scientific journal in September 2000. In July 2003, we received a U.S. Patent (Number 6,586,183), entitled "Association of beta2-Adrenergic Receptor Haplotypes with Drug Response," which contains claims based on these findings. In addition, we worked with a company that has an FDA approved, DNA-based diagnostic platform and verified the SNP assays they developed for defining the predictive HAP Markers. This proof of principle diagnostic assay and our clinical study demonstrate that a pharmacogenomic test for drug response can be developed for point of care use with currently available technology.

Our Technology

  Overview

        Our process for discovering HAP Markers eliminates the need, which is inherent in family-based approaches, to find and then test large numbers of families or related individuals to determine genomic variation. Initially, we discover individual SNPs by high-throughput sequencing of DNA samples of unrelated and related individuals that are representative of the individuals who constitute the major pharmaceutical markets of the world. Sequencing is the process of determining the order of the chemical units in a molecule of DNA, which in turn defines the chemical units that make up the proteins that are encoded in a DNA molecule. We use our proprietary algorithms to organize the SNPs into HAP Markers. Using these algorithms, we find that the number of actual HAP Markers per gene is significantly less than the theoretically large number of ways in which SNPs could be organized.

        Our DecoGen Informatics System contains a number of components. Our HAP Database contains our HAP Markers, including information about their sequence, frequency and distribution. Our DecoGen Informatics System also contains a proprietary collection of algorithms and a search engine that correlates a patient's HAP Markers with a particular response to a drug. To handle large amounts of information, we developed a proprietary tool that we call RuleFinder™ that allows us to identify rapidly potential associations between clinical endpoints and genetic variation. Then using standard analytical tools, we have been able to determine, with statistical accuracy, the correlation between HAP Markers and drug response in a small population of the size commonly seen in phase I and phase II of a clinical trial.

        Genotyping is the process for measuring which HAP Marker pairs are present in a patient's DNA sample. Our research genotyping process uses proprietary software, robotics and Sequenom's MassARRAY™ platform to determine, on a high-throughput basis, which two HAP Markers for a gene are present in a patient's DNA sample. We integrate the resulting data into our DecoGen Informatics System to search for a correlation with a patient's drug response. We have a customized facility in New Haven, dedicated to genotyping, which is licensed under CLIA regulations to do high-throughput research genotyping and testing.

        The human genomic DNA, which is needed from patients in clinical trials to do genetic association studies, can be isolated and stored under GLP compliant conditions in our facility in Research Triangle Park in Morrisville, North Carolina. We can develop GLP compliant genotyping assays for validating a genetic association in our Research Triangle Park facility, through which we also offer a range of GLP compliant P450 cytochrome genotyping assays for genes whose protein products are involved in the metabolism of drugs by the human body. Our Research Triangle Park facility is also licensed under CLIA regulations to do testing.

        The following outlines the components of our HAP Technology and how we use our HAP Technology to define a patient population with a specific drug response.

  Gene Selection

        Our goal is to discover HAP Markers for pharmaceutically relevant genes. We prioritize these genes for HAP Marker discovery based upon the needs of our customers. We obtain genomic information relevant for gene selection from publicly available sources and from proprietary databases. We have discovered HAP Markers for genes that are, or will likely become, drug targets; are associated with drug target pathways; are involved in how drugs modify cell communication or regulate other genes; and are involved in the metabolic process by which the body absorbs a drug and breaks it down.

  Index Repository

        We constructed an Index Repository, a collection of diverse DNA samples, to discover the SNPs that are present in genes. We designed our Index Repository to contain genomic information that would be representative of the people who constitute the major pharmaceutical markets of the world; to aid in the quality control analysis of the SNPs we discover; and to facilitate the organization of SNPs into HAP Markers.

        To build our Index Repository, we recruited over 650 individuals whose parents and grandparents came from specified geographical regions. We obtained personal information from each individual, including sex, date of birth, and general medical information, as well as a detailed family history and drew blood samples so that we could create continually multiplying cells from the white cells present in the blood. The resulting cells, called permanent cell lines, provide us with a supply of DNA from which to discover SNPs. We store frozen samples of each cell line at multiple locations to ensure that all of these cell lines are available in the future. To supply sufficient DNA for the production process, we grow the cell lines in our cell culture facility. We employ quality control procedures that permit each DNA sample to be unambiguously matched to its corresponding cell line. We store all of the information about a cell line in our proprietary HAP Database that is a component of our DecoGen Informatics System.

  Discovering SNPs

        We use a subset of our Index Repository to discover SNPs. We employed principles of population statistics to determine the minimum number of unrelated individuals that we needed to have a 99% probability of detecting a SNP or HAP Marker that occurs in at least 5% of the general population or in at least 10% of a population from a specific geographical region.

        We sequence individual samples of DNA so that we can accurately determine the frequency of a SNP in the population. Our procedure allows us to detect SNPs that are present at lower frequencies than if we were to analyze a mixture of DNA from different individuals. We sequence 93 individual, human DNA samples, or 186 individual genomes, from our Index Repository in the following genomic regions for each selected gene: the region responsible for controlling when a gene is active, the control region; the regions containing coding information that is found in the protein product of the gene, the coding regions; the boundaries between the genomic regions containing coding information and those interspersed regions that do not contain coding information, the non-coding regions; and the region at the end of a gene immediately after the last region containing coding information.

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

  HAP Markers and HAP Database

        Geneticists use the term haplotype to describe how SNPs are organized on a chromosome. Typically, geneticists study the inheritance of genetic variability in extended families in order to determine haplotypes. We do not need to conduct family studies to discover haplotypes. Rather than relying on family studies, we have developed an entirely computerized process for discovering haplotypes. Our proprietary method works because it analyzes a large number of individual samples and it has members of extended families in its sample set. We have validated the accuracy of our computerized process by conventional family studies and molecular techniques. We use our proprietary computational methods and algorithms to determine how the SNPs in a gene are organized on each of the two chromosomes in each sample we sequence from our Index Repository. We use the term HAP Marker, derived from haplotype, to describe the organization of SNPs we find for a gene.

        Our computerized process assigns a confidence value to each HAP Marker we discover. If the HAP Markers we discover for a gene fall below a defined confidence level, we subdivide the gene into regions. We reexamine each region until we identify HAP Markers that meet our acceptance level. We then enter each HAP Marker into our proprietary HAP Database. We also enter other relevant population information, such as the distribution and frequency of each HAP Marker among people from different geographical regions. We also include, in our HAP Database, genomic markers that others have identified and are available in public databases.

        As of December 31, 2003, we had processed in excess of 7,616 pharmaceutically relevant genes through our production process and deposited their HAP Markers and associated information into our HAP Database. All of the nearly 500 current drug targets, with identified genomic structure, have gone through our production process. To date, we have found an average of approximately 18 SNPs per gene. There are generally two possible forms of a SNP that are found at a site of genomic variation. Therefore, these 18 SNPs could theoretically be organized into 218 or 262,144 potential HAP Markers. Using our proprietary algorithms, we found that these SNPs are organized into an average of only approximately 19 HAP Markers per gene.

  The DecoGen Informatics System

        We have constructed a proprietary informatics system, called DecoGen, which contains our proprietary HAP Database of HAP Markers. These databases can accommodate information from a variety of populations, including individuals suffering from a specific disease and patients in clinical trials, as well as associated data, such as detailed medical histories, including responses to drugs. The portal to these databases is the DecoGenInformatics System's search engine, which we designed with an intuitive, graphical user interface so that drug development clinicians can easily manage their data to find a correlation between HAP Markers and a drug response.

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

  Research Genotyping

        Genotyping is the process of determining which HAP Marker is present for each of the two versions of each gene in a patient's clinical sample. We designed our high-throughput genotyping capabilities to support our clients who are using our HAP Technology as well as to provide pharmacogenomic support services to pharmaceutical, biotechnology and diagnostic companies, to government and academic groups and to other entities. The first step in searching for a clinical correlation is to do genotyping on clinical samples. Our DecoGen Informatics System contains a proprietary computational tool that determines the minimal number and combination of variable sites, which we must analyze in order to identify, with high confidence, the two HAP Markers that are present for each gene in a clinical sample of DNA. This proprietary tool exploits an established genetic principle. That is, the presence of a given form of genomic variation at one position can be highly predictive of the form of genomic variation present at another site in a gene. This predictability reduces the complexity of the information needed to identify a HAP Marker in a genomic DNA sample. We can determine this predictability, however, only if we already know the haplotype or the organization of SNPs in a gene. Our HAP Markers contain this needed information.

Our HAP Technology Customers

        Our total license and service revenues were $5.3 million in 2001, $8.1 million in 2002 and $10.4 million in 2003. For more financial information, including our total net revenues, net loss and assets for each of the last three years, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in this Annual Report on Form 10-K.

        In the fiscal year ended December 31, 2003, we entered into the following licenses and collaborations:

  Millennium Pharmaceuticals, Inc.

        Effective January 7, 2003, we entered into a multi-year agreement with Millennium Pharmaceuticals, Inc., under which we granted Millennium a non-exclusive license to our HAP Technology in exchange for the payment of annual subscription fees. Millennium granted us certain rights to support their DNA biomarkers and pharmacogenomic efforts. Millennium has an option to pay specified annual fees to extend the agreement beyond the defined expiration date. Either party may terminate the agreement early if the other party breaches the agreement.

  Bayer AG and Bayer Healthcare LLC

        Effective January 15, 2003, we entered into a research collaboration and an exclusive license agreement with Bayer AG and with Bayer Healthcare LLC through its Diagnostics Division to develop pharmacogenomic markers of drug safety and efficacy for a defined drug category and for certain disease fields. Under the terms of the agreement, each party has contributed portions of intellectual property derived from its respective programs. We are receiving funding to apply our HAP Technology to Bayer's clinical samples. Bayer will receive exclusive rights to develop and market tests based on the results of the collaboration. We are entitled to receive royalties and rights to perform these diagnostic tests in our CLIA licensed diagnostic laboratories. There are mutual royalty provisions for any pharmaceutical drugs derived from the collaboration. The collaboration will terminate at the end of defined safety and efficacy studies. The agreement will terminate upon the expiration of all licenses and other granted rights and of the obligation to pay royalties. Either party may terminate the agreement early if the other party breaches the agreement.

  Wayne State University

        Effective March 11, 2003, we entered into an agreement with Wayne State University (WSU) to support WSU's research contract with the National Institute of Child Health and Human Development's Perinatology Research Branch (PRB), which is located at the WSU School of Medicine in Detroit, Michigan. Under the agreement, WSU gained access to specific HAP Markers and obtained a limited license to use our DecoGen Informatics System. We have developed assays for the selected HAP Markers and are providing high-throughput genotyping on clinical samples provided by WSU and the PRB. We receive a license fee and other payments from WSU. Either party may terminate the agreement early if the other party breaches the agreement. We expect to complete the genotyping in 2004.

  AstraZeneca UK Limited

        Effective September 5, 2003, we entered into a non-exclusive agreement with AstraZeneca UK Limited, under which AstraZeneca was granted, for a limited period of time, a limited research license to use our DecoGen Informatics System, the gene associations from our STRENGTH study and their underlying clinical and genetic data to investigate the genetic basis of variable response to the statin class of drugs. AstraZeneca granted us certain rights to support their outsourced genotyping and their diagnostic efforts. AstraZeneca has an option to pay a specified fee to extend the term of the limited research license beyond the defined expiration date.

  Sciona Limited UK

        Effective November 17, 2003, we entered into a multi-year agreement with Sciona Limited, a private company based in the United Kingdom, under which we licensed our HAP Technology to

Sciona for use in the development and marketing of consumer products. In exchange for a license to our HAP Technology, Sciona granted us a 30% fully diluted equity position in Sciona as well as certain rights to support their pharmacogenomic research and customer genotyping. We are also entitled to receive royalties on any products that are developed by Sciona, which incorporate our HAP Technology. We may terminate the agreement early if Sciona fails to obtain or achieve certain cumulative combined sales revenues and third party financing within a specified period of time, in which case the equity interest we received will revert back to Sciona.

Other Agreements

        During 2003, we entered into other agreements, which included an agreement with Ferring Pharmaceuticals A/S under which we will provide certain pharmacogenomic services and technology. We licensed our HAP Technology to Novo Nordisk A/S for use in a drug development program. In addition, we signed an amendment to our agreement with Pfizer Inc., which extended Pfizer's access to selected data from our HAP Database through August 31, 2004.

Intellectual Property

        We rely on patents, trade secrets, non-disclosure agreements, copyrights and trademarks to protect our proprietary technologies and information. In addition, our goal is to license to third parties certain components of our intellectual property that is peripheral to our core products and services.

        As of December 31, 2003, our patent portfolio included a total of 31 issued patents, 10 of which we own, one of which is co-owned with the University of Cincinnati, for which we have an exclusive commercial license, and 19 of which we are the exclusive licensee in certain fields of use. One patent is co-owned with Yale University. Our issued patents and pending patent applications include those for:

  •
  genes and mutations associated with familial LQT;

  •
  HAP Markers for pharmaceutically important genes;

  •
  correlations between specific HAP Markers and response to albuterol and statins;

  •
  components of our DecoGen Informatics System, including the processes for assembling HAP Markers and for determining clinical associations; and

  •
  processes for integrating personalized medicines into the healthcare system.

        The U.S. patents owned and licensed by us are currently set to expire at various dates ranging from July 2013 to June 2021.

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

Competition

        There is significant competition among entities attempting to use genomic variation data and informatics tools to develop and market new and existing medicines. We expect the intensity of the competition to increase. We face, and will continue to face, competition from numerous pharmaceutical, biotechnology and diagnostic companies, both in the United States and abroad. Several entities have identified and assembled SNP and haplotype databases for use as a measure of genomic variation. These databases are based on various technologies and approaches, including the sequencing of either cDNA or genomic DNA and a genome-wide approach or a candidate gene approach. Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies. In order to compete successfully against existing and future entities, we must demonstrate the value of our HAP Technology and that our informatics technologies and capabilities are superior to those of our competitors. Many of our competitors have greater resources, gene variation discovery capabilities and informatics development capabilities than do we. Therefore, our competitors may succeed in identifying an association between a phenotype and gene variation and applying for patent protection more rapidly than do we.

        We expect that our ability to compete will be based on a number of factors, including:

  •
  the ability of our customers to develop and commercialize therapeutic and diagnostic products based upon our HAP Technology;

  •
  our ability to attract and retain customers;

  •
  our ability to commercialize our intellectual property;

  •
  our ability to attract and retain qualified personnel;

  •
  our ability to protect against unauthorized use of our HAP Technology under various intellectual property laws and contractual obligations; and

  •
  our ability to secure sufficient resources to fund our HAP Technology commercialization programs.

Government Regulation

        Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product that we or our customers develop. Various federal and, in some cases, state statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping, performance and marketing of human therapeutic and diagnostic products or services. The extent to which these regulations may apply to us or our customers will vary depending on the nature of the product or service.

        Currently, the FDA does not require companies seeking product approvals to provide data regarding the correlation between therapeutic response and genomic variation. On November 3, 2003, however, the FDA issued draft guidance that encourages pharmaceutical and biotechnology companies to use pharmacogenomics during the drug development process and clarifies how the FDA will evaluate the resulting data. The FDA is expected to release its final guidance before the end of 2004.

        Virtually all of the pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA and similar health authorities in foreign countries will impose on these products an extensive regulatory review process before they can be marketed. This regulatory process typically involves, among other requirements, preclinical studies, clinical trials and often post-marketing surveillance of each compound. This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing clearance could delay the commercialization of any therapeutic or diagnostic products developed by our customers, impose costly procedures on our customers' activities, diminish any competitive advantages that our customers may attain and lessen our potential royalties. Any products our customers develop may not receive regulatory approval in a timely fashion or at all.

        The FDA regulates human therapeutic and diagnostic products in one of three broad categories: drugs, biologics or medical devices. Products developed using our technologies could potentially fall into any of these three categories.

        The FDA generally requires the following steps for pre-market approval of a new drug or biologic product:

  •
  preclinical laboratory and animal tests;

  •
  submission to the FDA of an investigational new drug application, which must become effective before clinical trials may begin;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

  •
  submission to the FDA of a new drug application, or NDA, if the FDA classifies the product as a new drug, or a biologic license application, or BLA, if the FDA classifies the product as a biologic; and

  •
  FDA review of the NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses.

        The FDA classifies medical devices, which include diagnostic products, as class I, class II or class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, pre-market notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive pre-market approval, or PMA, by the FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices. It is impossible to say at this time, which of these categories, will apply to any diagnostic product incorporating our technologies.

        Before a new device can be introduced into the U.S. market, it must, in most cases, receive either pre-market notification clearance under section 510(k) of the Food, Drug, and Cosmetic Act or approval pursuant to the more costly and time-consuming PMA process. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device or a class III medical device for which the FDA has not called for PMAs. While less expensive and time-consuming than obtaining PMA clearance, securing 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a lengthy substantive review.

        Even if regulatory clearance is obtained, a marketed product and its manufacturer are both subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, which could reduce our revenue sources and hurt our financial results, in addition to exposing us to product liability claims. Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing approval or in manufacturing practices or manufacturing requirements, may result in various adverse consequences to us, including:

  •
  the FDA's delay in granting marketing clearance or refusal to grant marketing clearance of a product;

  •
  withdrawal of a product from the market; or

  •
  the imposition of civil or criminal penalties against the manufacturer and holder of the marketing clearance.

        Generally, similar regulatory requirements apply to products intended for marketing outside the United States.

        We use DNA isolated from clinical samples of blood from individuals in developing our intellectual property consisting of HAP Markers and HAP Marker associations. In some cases, a clinical research organization, or CRO, with which we have a contract, collects these blood samples, plus personal and medical information about each individual. In other cases, we contract directly with clinical sites to collect the blood samples plus personal and medical information without the assistance of a CRO. Our CRO prepares, subject to our approval, the sample collection protocol and the patient informed consent form, as well as identifying the clinical sites, which collect the samples. The individual clinical sites recruit the patients for each clinical study and, following the study protocol, explain and obtain the signed and witnessed informed consent documents from each patient. The informed consent form includes the patient's authorization to use the patient's blood sample and data derived from it for developing commercial products. Our contract with the CRO and contracts with individual clinical sites require an independent institutional review board to approve the study protocol, the patient informed consent form and the transmission of the samples to us. Either we do not know the identity or we have in place procedures to maintain the confidentiality of any of the individuals from whom we receive clinical samples. We believe that these procedures comply with all applicable federal, state and institutional regulations.

        While the FDA does not currently regulate our genotyping facility, CLIA defines standards that constitute good clinical laboratory practice. Although this is a federal law, each state is responsible for administering the statute. The state of Connecticut issued a CLIA license for our facility in New Haven and the state of North Carolina issued a CLIA license for our facility in Research Triangle Park. Both of these facilities can provide diagnostic test results in support of therapeutic or medical interventions. A CLIA licensed diagnostic laboratory can be inspected by the state at any time to insure that we are in compliance with CLIA.

Research and Development

        For the years ended December 31, 2003, 2002 and 2001, we spent approximately $20.1 million, $23.9 million and $46.4 million, respectively, on research and development activities.

Significant Customers and Foreign-Based Revenue

        We market and sell our technology, services and clinical development expertise primarily to a limited number of biopharmaceutical and diagnostic development companies, including Johnson & Johnson Pharmaceutical Research & Development, which is a division of Janssen Pharmaceutica, N.V. (J&J PRD), Millennium Pharmaceuticals, Inc. and Pfizer, Inc. Each of these customers accounted for more than 10% of our revenues in the year ended December 31, 2003. Our agreement with J&J PRD, which accounted for 23%, 46% and 41% of our revenues in 2003, 2002 and 2001, respectively, expired in January 2004. We do not expect the expiration of the J&J PRD to have a significant impact on future revenue.

        For the 2003, 2002 and 2001, approximately 0%, 4% and 6%, respectively, of our revenues resulted from foreign-based customers.

Sole Supplier

        We have an agreement with Sequenom, Inc. under which it is the sole provider of silicon chips for one time use on their MassARRAY™ System, which is our genotyping platform. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. We believe that we could prepare for reuse the requisite supply of chips that we would need without unreasonable cost or delay, if we were required to do so.

Human Resources

        As of December 31, 2003, we had 127 full-time employees, 108 of whom were engaged in research and development activities, 6 of whom were engaged in business development and 13 of whom conducted general and administrative functions. Of the 108 employees engaged in research and development activities, 52 were engaged in providing pharmacogenomic support services, 37 were engaged in bioinformatics, software development and information technology, 10 were engaged in medical affairs activities, 5 were engaged in population genomics and 4 were engaged in intellectual property. Twenty-nine of our employees hold Ph.D. and/or M.D. degrees and 22 hold other advanced degrees.

        None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A. EXECUTIVE OFFICERS

        Set forth below is certain information regarding our current executive officers, including their respective ages as of March 15, 2004:

Name	Age	Position
Kevin Rakin	43	President, Chief Executive Officer and Director
Gerald F. Vovis, Ph.D.	61	Executive Vice President and Chief Technology Officer
Richard S. Judson, Ph.D.	45	Senior Vice President and Chief Scientific Officer
Ben D. Kaplan	46	Senior Vice President and Chief Financial Officer

        Kevin Rakin.    Mr. Rakin was appointed as our Chief Executive Officer, in addition to President, in August 2002. He co-founded Genaissance and has served as a Director since 1995. Mr. Rakin has served as our President since October 2000. From January 1997 through August 2002, Mr. Rakin also served as Chief Financial Officer and, from January 1997 to October 2000, as our Executive Vice President. Prior to 1998, Mr. Rakin was also a Principal at the Stevenson Group, a consulting firm, where he provided financial and strategic planning services to high-growth technology companies and venture capital firms. Prior to this, Mr. Rakin was a manager with Ernst & Young's entrepreneurial services group. Mr. Rakin holds a B.S. in business and a M.S. in finance from the University of Cape Town and a M.B.A. from Columbia University.

        Gerald F. Vovis, Ph.D.    Dr. Vovis was appointed as our Executive Vice President, in addition to our Chief Technology Officer, in April 2002. He has served as our Chief Technology Officer since October 2000. From October 2000 to April 2002, Dr. Vovis was our Senior Vice President and, from April 1999 to October 2000, was our Senior Vice President of Genomics. From 1980 to 1999, he was affiliated with Genome Therapeutics Corporation, a genomics company, most recently as Senior Vice

President of Scientific Affairs. Dr. Vovis has twenty-three years of experience in the management of genetic research and in the development and management of collaborative research programs with pharmaceutical and biotechnology companies. Dr. Vovis holds a B.A. in chemistry from Knox College and a Ph.D. in biology from Case Western Reserve University.

        Richard S. Judson, Ph.D.    Dr. Judson was appointed Senior Vice President and Chief Scientific Officer in September 2003. He had served as our Senior Vice President of Medical Affairs and Informatics since August 2002. From April 2000 to August 2002, Dr. Judson was our Senior Vice President of Informatics and, from November 1999 to April 2000, was our Vice President of Informatics. He joined Genaissance in February 1999 as our Associate Director, Bioinformatics. From January 1997 to February 1999, Dr. Judson served as Group Leader in the Bioinformatics Department of CuraGen Corporation, a genomics company, where he was responsible for developing software for protein-protein interactions and DNA sequence analysis. From January 1990 to December 1996, he served as Senior Member of the Technology Staff at Sandia National Laboratories, leading modeling projects in several areas including computational drug design, protein modeling and sequence analysis. He holds a B.A. in chemistry and physics from Rice University and a M.A. and a Ph.D. in chemistry from Princeton University.

        Ben D. Kaplan.    Mr. Kaplan has served as our Senior Vice President and Chief Financial Officer since May 2003. From January 2003 to May 2003, Mr. Kaplan was Senior Vice President Finance and Administration and CFO of Ikonisys, Inc., an emerging diagnostic company. From November 2002 to January 2003, he was a consultant to Ikonisys, Inc. From November 2001 to November 2002, following the sale of Packard Bioscience Company to PerkinElmer, Inc., Mr. Kaplan was a consultant to PerkinElmer. From February 1997 to November 2001, he was Vice President and CFO at Packard Bioscience Company. At Packard, Mr. Kaplan was involved in all aspects of corporate transactions, including the $750 million sale of the company to PerkinElmer as well as nine acquisitions over a four-year period. In addition, he led the company's $100 million initial public offering in April 2000 and $300 million corporate recapitalization. Mr. Kaplan also had responsibility for treasury, risk management, accounting, information technology and other administrative departments. A certified public accountant, he was previously an audit partner in the Hartford and New Haven, Connecticut offices of Arthur Andersen LLP. Mr. Kaplan received a B.S. in business administration and a M.S. in public accounting from the University of Hartford.

ITEM 2. PROPERTIES

        Our executive offices and laboratories are located at Five Science Park, New Haven, Connecticut. We lease nearly 72,000 square feet of space, under a lease expiring on September 30, 2006, which we may extend for two 5 year periods. We have approximately 20,000 square feet of laboratory and office space at 2500 Paramount Parkway, Morrisville, North Carolina, which is on an annual lease renewable through February 2005, under which either party may cancel the lease by providing 6 months notice to the other party. We expect to move to a different facility in North Carolina in the second half of 2004.    We believe that our current facilities in Connecticut, including an option we have for additional space, are suitable to meet the needs of our Connecticut operations for the foreseeable future. We believe additional space in Connecticut will be available on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS

        We from time to time, are subject to legal claims arising in connection with our business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2003, there were no asserted claims against us which, in the opinion of management, if adversely decided would have a material adverse effect on our financial position and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders for a vote during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSURER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently quoted on The NASDAQ National Market under the symbol "GNSC."

        Our common stock began trading on August 1, 2000 and the high and low closing sale prices per share, as reported on The NASDAQ National Market for the periods indicated, were as follows:

	High	Low
2002
First Quarter	$4.58	$2.47
Second Quarter	$2.68	$1.32
Third Quarter	$1.35	$0.46
Fourth Quarter	$1.40	$0.40
	High	Low
2003
First Quarter	$1.75	$0.87
Second Quarter	$2.00	$1.16
Third Quarter	$1.99	$1.11
Fourth Quarter	$3.20	$2.10

        As of March 15, 2004, there were approximately 234 holders of record of our common stock. As of March 15, 2004, the last reported sale price of our common stock on The NASDAQ National Market was $3.45 per share.

Dividend Policy

        We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in the development, operation and expansion of our business. Covenants in our term loan agreement with Comerica Bank impose restrictions on our ability to pay cash dividends. In addition, we cannot pay dividends on our common stock without the prior consent of holders of 66 2/3% of the outstanding shares of our series A preferred stock. The holders of shares of our outstanding series A preferred stock would share pro rata in any dividends we pay on our common stock.

Recent Sales of Unregistered Securities

        In October 2003, we sold 270,000 shares of newly designated redeemable convertible Series A preferred stock to a new stockholder for an aggregate price of $6.1 million and net proceeds of approximately $5.9 million. In addition, we issued the investor a warrant, exercisable through December 31, 2005, to purchase an additional 190,000 shares of series A preferred stock at a purchase price of $22.50 per share.

        In September 2003, in connection with our loan agreement, we issued a warrant to Comerica Bank, N.A., exercisable through September 30, 2010, to purchase 132,000 shares of our common stock at a purchase price of $1.90 per share.

        We offered and sold the series A shares and warrants to these investors, who are "accredited investors," without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D thereunder and in reliance on similar exemptions under applicable state laws.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. In May 2003, we acquired certain assets of DNA Sciences, Inc., which we accounted for under the purchase method of accounting. Accordingly, the financial data below includes the results of operations of DNA Sciences from the date of acquisition. The selected balance sheet data set forth below, as of December 31, 2003 and 2002 and the statements of operations data for the years ended December 31, 2003 and 2002, are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Annual Report on Form 10-K. Financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (Andersen) which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Annual Report on Form 10-K. Such report has not been reissued by Andersen. The historical results are not necessarily indicative of the results we expect for future periods. This data is in thousands, except per share data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Revenues:
License and service	$10,386	$8,111	$5,345	$753	$680
Laboratory service	2,133	—	—	—	—

Total revenue	12,519	8,111	5,345	753	680

Operating expenses:
Cost of laboratory services	1,877	—	—	—	—
Research and development	20,054	23,940	46,333	27,374	6,758
General and administrative	8,706	8,799	11,933	12,399	2,981
Impairment of fixed assets	—	6,000	—	—	—
Other	368	—	54	530	20

Total operating expenses	31,005	38,739	58,320	40,303	9,759

Operating loss	(18,486)	(30,628)	(52,975)	(39,550)	(9,079)
Interest expense	(872)	(3,467)	(2,599)	(1,839)	(637)
Interest income	320	1,037	3,918	4,623	267
State income tax benefit (expense)	580	(35)	4,074	—	—
Equity in loss of affiliate	(100)	—	—	—	—

Net loss	(18,558)	(33,093)	(47,582)	(36,766)	(9,449)
Preferred stock dividends and accretion	(74)	—	—	(6,327)	(2,082)
Beneficial conversion features	(2,204)	—	—	(50,180)	—

Net loss applicable to common stockholders	$(20,836)	$(33,093)	$(47,582)	$(93,273)	$(11,531)

Net loss per common share, basic and diluted	$(0.91)	$(1.45)	$(2.09)	$(8.55)	$(4.24)

Shares used in computing net loss per common share, basic and diluted	22,969	22,809	22,753	10,908	2,719

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$16,804	$32,050	$59,673	$110,376	$3,666
Total assets	35,589	52,029	92,277	143,892	11,514
Long-term liabilities	12,713	7,816	18,150	24,305	11,407
Redeemable convertible preferred stock and warrant	5,932	—	—	—	11,247
Accumulated deficit	(212,160)	(193,602)	(160,509)	(112,927)	(19,654)
Total stockholders' equity (deficit)	8,397	25,855	58,979	105,675	(14,832)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. In addition to the historical information, the discussion in this Annual Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to the factors set forth under "Factors Affecting Future Operating Results" below and elsewhere in this Annual Report

Common Terms

        HAP Technology—the key components of our HAP Technology are: a database of highly-informative, proprietary measures of genomic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes; a proprietary informatics system, which we call DecoGen, including unique algorithms, for defining patient populations with different drug responses; a cost-effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAP Typing; GLP compliant DNA banking and genotyping services and clinical genetics development skills.

        STRENGTH program (Statin Response Examined by Genetic HAP Markers)—this program was designed to apply our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

        CARING program (Clozapine and Agranulocytosis Relationships investigated by Genetics (HAP Markers))—this program was designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine.

        Cardiac Channelopathies program—This program was designed to develop a CLIA compliant genetic test for detecting cardiac ion channel mutations. Cardiac channelopathies, including familial Long QT (LQT) and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm (arrhythmia). Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. This DNA-based test utilizes intellectual property that we acquired when we purchased substantially all of the assets of DNA Sciences, Inc. in May 2003. We will also seek to discover genetic markers that are predictive of QT prolongation and arrhythmias, which are drug induced and occur in patients with other disorders, such as congestive heart failure.

Overview

        We are a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. Our technology, services and clinical development expertise are marketed to pharmaceutical, biotechnology and diagnostic companies, as a comprehensive solution to their pharmacogenomic needs. Our goal is to improve drug development, drug therapy prescribed by physicians and the quality of a patient's life by elucidating the role of genetic variation in drug response. Additionally, we provide DNA banking and research, and genotyping and related services, to a variety of companies in accordance with Good Laboratory Practices.

        Since our inception, we have incurred significant operating losses, and, as of December 31, 2003, we had an accumulated deficit of $212.2 million. The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and administrative costs associated with operations. As part of our HAP Technology platform, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes. As of December 31, 2003, we had a total of 7,616 genes in our database with 1,428 of these genes having been added during the year ended December 31, 2003, and 1,403 genes having been added during the year ended December 31, 2002. There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period. This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene. In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database. This process may cause a gene sequenced in one period to be added to the database in a different period. Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis. We expect to dedicate a significant portion of our resources for the foreseeable future to servicing our HAP Technology customers and STRENGTH program customers, our pharmacogenomics support services customers, our CARING program, to develop our LQT genetic program and to maintain our HAP Technology. To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited, Biogen Idec, Inc., Gene Logic, Inc., Johnson & Johnson Pharmaceutical Research & Development (J&J PRD), Millennium Pharmaceuticals, Inc. and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and, to a lesser extent, government grants.

Acquisitions

  Lark Technologies, Inc.

        On December 18, 2003, we entered in to an Agreement and Plan of Merger (the "Merger Agreement") with Lark Technologies, Inc. ("Lark") under which we plan to acquire Lark in a stock-for-stock exchange. Each Lark shareholder would receive 1.81 shares of our common stock for each share held of Lark. If the merger had occurred on December 31, 2003, the former Lark shareholders would have held approximately 19.8% of total outstanding shares of Genaissance on a fully diluted basis. A joint proxy/prospectus has been declared effective by the SEC and the shareholder meetings to vote on the merger are scheduled to take place on April 1, 2004. We expect to close this transaction early in the second quarter of 2004.

        Lark provides contract molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston and the UK. Lark's contract research service portfolio consists of over a hundred different molecular biology services in the areas of nucleic acid extraction services, DNA sequencing services, genetic stability testing services, gene expression and detection services, and custom molecular biology services.

        We will record the transaction as a purchase for accounting purposes and allocate the purchase price of approximately $22.8 million to the assets purchased and liabilities assumed based upon their respective fair values. We will allocate the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog—1 year; customer relationships—15 years; and GLP certification and trade name—indefinite. We currently estimate the resulting goodwill will be approximately $9.3 million however, the ultimate amount will be dependent upon the closing balance sheet of Lark. Based on our initial estimates of acquired intangibles, we would expect to incur charges for amortization of intangibles of approximately $680,000 in the first twelve months post-closing and approximately $480,000 per year thereafter.

        Our consolidated financial statements will include the results of operations and cash flows of Lark from the closing date. We expect that although Lark will contribute positive operating results, we will still incur net losses in the foreseeable future. The extent of the benefits received from the acquisition will depend upon how quickly we are able to integrate Lark's operations with our operations including sales forces and operational efficiencies.

  DNA Sciences, Inc.

        On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for $1.8 million, inclusive of related fees and expenses. Included in the fees and expenses is $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares of our common stock we issued to a licensor in connection with a license modification. The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) test as well as certain trade accounts receivable and fixed assets. Subsequent to the closing, we entered into an amendment to an existing license agreement (the TPMT Amendment) with Prometheus Laboratories, Inc. under which we provided certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and Service Revenue in the accompanying 2003 statement of operations. By combining DNA Sciences' offerings of GLP compliant DNA Banking and GLP compliant genotyping services with our HAP Technology and high-throughput research genotyping capabilities, we provide a broader range of offerings for the application of pharmacogenomics to the clinical development and marketing of drugs.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying footnotes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments.

        Our critical accounting policies are as follows:

  •
  Revenue recognition

  •
  Valuation of long-lived assets

  •
  Research and development expenses

        Revenue recognition.    We earn our revenues primarily through the licensing of our HAP Technology and by providing research genotyping services and GLP compliant DNA banking and genotyping services. We have also entered into agreements which provide for us to receive future milestones and royalty payments. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements), Statement of Position 97-2, Software Revenue Recognition

(SOP 97-2), as amended by Statement of Position 98-9, and Emerging Issues Task Force Issue 00-21, Arrangements with Multiple Deliverables (EITF 00-21). In accordance with SAB 104 and EITF 00-21, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed. For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer. Future milestones and royalty payment, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition. The timing of revenue recognition is dependent on when contracts are signed and data is delivered and can fluctuate significantly between periods.

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

        If we determine that the carrying value of the long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, we compare the carrying value of the applicable fixed asset group to its fair value. We determine the fair value of the fixed asset group by discounting expected future cash flow using a discount rate determined by us to be commensurate with the risk inherent in our current business. If the fair value is less than the carrying value, such amount is recognized as an impairment charge. If an impairment charge is required in future periods, it could result in a material, non-cash charge in our statement of operations.

        During the second quarter of 2002, we recorded a $6.0 million charge for the impairment of fixed assets. This charge related to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility that we determined needed to be reviewed for potential impairment. As a result of our review, we determined that the carrying value of the assets was in excess of discounted future cash flows to be generated by the asset group and we recorded a write-down of $6.0 million. We continue to review our fixed assets for potential impairment and, based upon our current cash flow projections, have determined that there has not been an additional impairment of our fixed assets.

        Research and development expenses.    We record research and development expenses when they are incurred. Research and development expenses include the following major types of costs: salaries and benefits, material and reagent costs, research license fees, clinical trial expenses, depreciation and amortization of laboratory equipment and leasehold improvements and building and utility costs related to research space. We expense clinical trial costs as incurred based on information we receive from third parties and estimates that we make. Our estimates may change as additional information becomes available which could cause results to vary from period to period.

Results of Operations

  Years Ended December 31, 2003 and 2002

        Revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and from HAP Typing and GLP compliant DNA banking and genotyping services. Revenue increased to $12.5 million in 2003 from $8.1 million in 2002. The increase in revenue is attributable to the $675,000 license fee received from Prometheus for their expanded rights to the TPMT test under the TPMT Amendment and the approximately $2.1 million of laboratory services revenue recognized for services provided by our GLP compliant and CLIA licensed laboratory which we acquired through the purchase of certain of the net assets of DNA Sciences on May 15, 2003. The increase is also due to increased commercialization of our HAP Technology, including agreements entered into with Millennium during 2003 and Pfizer during 2002. Revenue from J&J PRD, Millennium and Pfizer accounted for 63% of our total revenue for 2003. Revenue from Gene Logic, Inc., J&J PRD and Pfizer, Inc. accounted for 82% of our total revenue in 2002. The contract with J&J PRD, which accounted for 23% of our revenue in 2003 expired in January 2004.

        Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred by our GLP compliant facility which we acquired through the acquisition of certain of the assets of DNA Sciences in May, 2003. The cost of laboratory services is $1.9 million for 2003 or 88% of the revenue recognized by the GLP facility. We expect the cost of laboratory services to decrease as a percentage of sales as we grow our revenue in our GLP operation.

        Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and HAP Typing, technology license fees and facility-related costs. We expense our research and development costs as incurred. Research and development costs decreased to $20.1 million in 2003 from $23.9 million in 2002. Except for clinical trial expenses, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to our HAP Database. The following is a breakdown of research and development expenses (in thousands):

	Year ended December 31, 2003	Year ended December 31, 2002
Payroll and benefits	$8,100	$8,030
Depreciation and amortization	6,190	7,390
Material and reagent costs	2,460	1,790
Technology license fees	500	3,520
Repairs and maintenance	650	1,040
Stock based compensation	160	100
Clinical trial expenses	—	(720)
Other	2,040	2,750

Total	$20,100	$23,900

        The decrease in research and development expenses in 2003 is primarily attributable to a decrease of approximately $3.0 million in technology license fees and a decrease of approximately $1.2 million in depreciation and amortization, which were partially offset by an increase of approximately $700,000 in material and reagent costs associated with the discovery of new HAP Markers. In addition, in 2002 we recognized a net credit of $720,000 for clinical trial expense based on revised information received from a clinical research organization for work performed in 2001. The decrease in technology license fees is due to the expiration of a license agreement in December 2002. The decrease in depreciation and amortization is primarily due to the asset impairment charge recorded in the quarter end June 30, 2002 as a result of the removal of the majority of our DNA analyzers from production. The increase in material and reagent costs is primarily due to an increase in production, particularly in our HAP Typing laboratory. We expect to continue to devote substantial resources to research and development expenses in the near future as we continue to develop our HAP Technology and continue to invest in ongoing product development and improvements related to our DecoGen Informatics System. One of our strategic goals is to in-license a compound for clinical development. Should that occur, our research and development expenses would increase.

        General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. General and administrative expenses decreased to approximately $8.7 million in 2003 from $8.8 million in 2002. The decrease in general and administrative expenses in 2003 is due to a general reduction in expenses as part of our cost reduction program initiated during 2002.

        Other expense for 2003 represents a loss on leased equipment of approximately $368,000, as a result of our disposition of assets upon an early termination of capital lease agreements.

        Interest expense decreased to approximately $872,000 in 2003 from $3.5 million in 2002. The decrease is primarily due to recording additional interest expense during 2002, in connection with certain events of default under our capital lease agreements with GE and Finova. During 2002, we received notices from GE and Finova claiming that an event of default had occurred under our lease agreements. Because of the alleged default, GE and Finova each declared that all principal and future interest obligations were immediately due and payable. In March 2003, we settled the default claim with GE. As a result of Finova's outstanding default claim, we recorded an additional interest charge of approximately $1.8 million, which represented the future interest due under the Finova lease agreements in 2002. During 2003, we terminated our agreements with both GE and Finova and paid all outstanding amounts due under the lease agreements.

        Interest income decreased to approximately $320,000 in 2003 from $1.0 million in 2002. The decrease is the result of higher cash, cash equivalents and short-term investment balances in 2002 and lower interest rates on investments during 2003.

        State income tax (expense) benefit increased to a benefit of $580,000 in 2003 from an expense of $35,000 in 2002. The benefit represents a net tax benefit from the State of Connecticut (the State) as a result of legislation which allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year, however, during 2003, the State passed legislation to reinstate the program for the 2002 through 2004 tax years and, therefore, we recorded a benefit for the 2002 and 2003 tax years during 2003.

        Equity in loss of affiliate of $100,000 in 2003 represents our percentage interest in the unaudited losses of Sciona Limited (Sciona) based on our 37% equity interest in Sciona. In November 2003, we granted Sciona a license to our technology in exchange for an equity interest. The loss recognized relates only to the portion of the year in which we had an equity interest in Sciona. We expect that the loss from Sciona will average approximately $150,000 per quarter for 2004 as Sciona develops its products and commercialization plans.

        During the fourth quarter of 2003, we issued shares of Series A Redeemable Convertible Preferred Stock and immediately recognized a charge of $2.2 million associated with the beneficial conversion feature embedded in the preferred stock. In addition, we granted a warrant to purchase additional shares of Preferred Stock and will recognize a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant over the life of the warrant. If the warrant is exercised prior to its expiration, we will immediately recognize any remaining charges associated with this beneficial conversion feature.

  Years Ended December 31, 2002 and 2001

        Revenue consists primarily of proceeds received in connection with the licensing our HAP Technology, service revenue and sublicensing of patents. Revenue increased to $8.1 million in 2002 from $5.3 million in 2001. The increase in license revenues is attributable to the commercialization of our HAP Technology, including agreements entered into with Biogen during 2002, AstraZeneca during 2001 and J&J PRD during 2000. Revenue from Gene Logic, J&J PRD and Pfizer accounted for 82% and 94% of our total revenue in fiscal 2002 and 2001, respectively. Revenue from each of these customers accounted for 10% or more of our total revenue for 2002 and 2001, respectively. Revenue for fiscal 2002 includes a payment received from J&J PRD in the fourth quarter for achieving a milestone. We are recognizing the annual license and subscription fees over the term of the agreements and the service fees as the services are performed. Future milestone and royalty payments, when and if received, will be recognized when earned. Revenue also includes the amortization, over the remaining life of the sublicensed patent, of upfront payments received in connection with the sublicensing of a patent.

        Research and development costs decreased to $23.9 million in 2002 from $46.4 million in 2001. Except for clinical trial expenses, substantially all of our research and development expenditures are incurred in processing and analyzing gene information added to our HAP Database. The following is a breakdown of research and development expenses (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2001
Payroll and related expenses	$8,030	$10,570
Depreciation and amortization	7,390	7,850
Consumables	1,790	7,120
Technology license fees	3,520	4,670
Repairs and maintenance	1,040	1,100
Stock based compensation	100	350
Clinical trial expenses	(720)	8,740
Other	2,750	5,900

Total	$23,900	$46,300

        The decrease in research and development expenses in 2002 is primarily attributable to a decrease of approximately $9.5 million in expenditures related to our clinical trials, a decrease of approximately $5.3 million in material and reagent costs associated with the discovery of new HAP Markers, a decrease of approximately $2.5 million in payroll and related costs and a decrease of approximately $1.2 million in technology license fees. The decrease in clinical trial expenses is primarily due to the STRENGTH Trials, which were substantially completed by December 31, 2001. The decrease in material and reagent costs is primarily due to a reduction in DNA sequencing consistent with the removal of the majority of our DNA analyzers from production in the quarter ended June 30, 2002. The decrease in payroll and related costs is primarily due to the work force reduction in connection with our restructuring program.

        General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance, public affairs and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. General and administrative expenses decreased to approximately $8.8 million in 2002 from $11.9 million in 2001. The decrease in general and administrative expenses in

2002 is primarily due to a $2.8 million decrease in consulting and professional service fees and a general reduction in expenses as part of our cost reduction program initiated during 2002.

        The $6.0 million impairment of fixed assets charge relates to sequencing equipment, computer hardware and software and leasehold improvements in our DNA sequencing facility. During the quarter ended June 30, 2002, management determined that certain conditions had arisen during the quarter that triggered the need for a review of our long-lived assets for potential impairment. These conditions included, but were not limited to, the overall business climate in which we operate and a significant change in the manner in which we were utilizing our DNA sequencing facility and related assets. In particular, during the quarter ended June 30, 2002, we determined that our sequencing production capacity significantly exceeded our forecasted demand for the foreseeable future, which resulted in our decision to remove from production the majority of its ABI Prism® 3700 DNA Analyzers, the primary assets of the group. Accordingly, we performed an impairment review on our sequencing long-lived assets. As a result of the review, we determined that the carrying value of the assets was in excess of the projected undiscounted cash flows to be generated by the asset group. To determine the amount of the impairment charge, we compared the carrying value of the applicable fixed assets to their fair value. We determined the fair value of the fixed assets by discounting expected future cash flows using a discount rate determined by management to be commensurate with the risk inherent in its current business. As a result of the analysis, we determined that the carrying value of the assets was in excess of discounted future cash flows to be generated by the asset group and we recorded a write-down of $6.0 million. The impairment charge has been allocated to the individual assets on a pro-rata basis. The revised carrying value of the assets is being depreciated over the average remaining life of the primary assets of the group.

        Interest expense increased to approximately $3.5 million in 2002 from $2.6 million in 2001. The increase is primarily due to recording additional interest expense during the quarter ended December 31, 2002, in connection with certain events of default. In December 2002, we received a notice from GE claiming that an event of default had occurred under our lease agreement as a result of an alleged material adverse change in our business. Because of the alleged default, GE declared that all principal and future interest obligations were immediately due and payable. GE also filed a complaint in the Superior Court of the State of Connecticut, demanding payment of all amounts due under the lease agreement. We also received a notice from Finova, stating that as a result of the default claim by GE, there had been a cross-default under the agreement with Finova. Finova declared that all principal and future interest obligations were immediately due and payable. In March 2003, we settled the claim with GE and simultaneously amended our lease agreement. In connection with the amendment, GE retroactively rescinded their default claim and both parties have withdrawn from any legal action. As we had not entered into a settlement agreement with Finova, we recorded an additional charge to interest expense to reflect the fact that all future interest and principal is currently due and payable under the Finova capital lease agreement.

        Interest income decreased to approximately $1.0 million in 2002 from $3.9 million in 2001. The decrease is the result of higher cash, cash equivalents and short-term investment balances in 2001 and the much lower interest rates on investments during 2002.

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

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, research and development expenses, general corporate expenses and acquisitions.

        We have financed our operations primarily through the private and public sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through December 31, 2003, we have received aggregate gross proceeds of approximately $169.3 million from the issuance of common and preferred stock. In addition, through December 31, 2003, we have received $4.5 million of government grant funding and $26.8 million from license and service fees, royalties and research contracts. We also have received $26.2 million from capital lease financing arrangements and $13.2 million from other loans. Through December 31, 2003, we have acquired $43.0 million of property and equipment. These assets were largely financed through capital lease financing arrangements and other loans.

Cash and Cash Equivalents

        At December 31, 2003, cash, cash equivalents and short-term investments totaled $16.8 million compared to approximately $34.2 million at December 31, 2002. Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

2003 Financing Activities

  Preferred Stock Financing

        In October 2003, we sold 270,000 shares of newly designated Redeemable Convertible Series A Preferred Stock (Preferred Stock), $.001 par value per share, to an accredited investor for $22.50 per share, resulting in proceeds of approximately $5.9 million, net of issuance costs of approximately $150,000. In addition, the investor was granted a warrant to purchase an additional 190,000 shares of Series A Preferred Stock through December 31, 2005 at $22.50 per share. We recorded the warrant at its estimated relative fair market value of $880,000 as a discount to the Series A preferred stock carrying value. The discount is being accreted over the period from the date of issuance to the first potential redemption date (see below) which results in a higher recorded dividend charge. The investor is required to exercise the warrant if our stock closes above $4.00 for 23 consecutive business days. The Preferred Stock earns dividends at the rate of 2% per annum payable in cash semi-annually in January and July. Each share of Preferred Stock is convertible into ten shares of common stock at the option of the shareholder. On or after October 29, 2006, we can require the conversion of the Preferred Stock if our stock has traded above $7.00 for 23 consecutive business days. We will be required to redeem, unless the holders of at least 66 2/3% of the Preferred Stock elect otherwise, all of the outstanding shares if a significant event, as defined, occurs prior to October 29, 2008 or if we breach certain representations or covenants included in the certificate of designations, purchase agreement or registration rights agreement relating to the Preferred Stock. The redemption price would equal the sum of the accreted value of the Preferred Stock, plus all accrued dividends, plus the sum of all dividends that would have accrued through October 29, 2008. In addition, the investor has the option to require that we redeem all of the outstanding shares of Preferred Stock on either October 29, 2006, 2007 or 2008, at a redemption price equal to the accreted value of the Preferred Stock plus all accrued dividends. We may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum. During the fourth quarter of 2003, we immediately recognized a charge of $2.2 million associated with the beneficial conversion features embedded in the preferred stock. In addition, we will recognize a charge of approximately $49,000 for the beneficial conversion features embedded in the warrant over the warrant exercise period.

  Term Loan Financing

        In September 2003, we entered into a $5.0 million Loan and Security Agreement with Comerica Bank, N.A. (Comerica). The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.0% at December 31, 2003) plus 2.5%. Borrowings under the agreement are secured by certain of our assets. Under the terms of the agreement, we are required to satisfy certain financial covenants, including maintenance of a minimum unrestricted cash balance and a minimum quick ratio, as defined. We were in compliance with such financial covenants as of December 31, 2003. In connection with our loan agreement, we also issued a warrant to Comerica, exercisable through September 30, 2010, to purchase 132,000 shares of our common stock at a purchase price of $1.90 per share.

  Capital Lease Pre-Payments

        Prior to closing the loan agreement with Comerica, we elected to prepay certain capital lease obligations with Finova and Newcourt Financial USA, Inc. (Newcourt) and paid all amounts due, including any end of lease buy out provisions for equipment retained. In connection with the Finova agreement, we paid a total of $4.2 million, which included a prepayment discount of approximately $88,000 that was credited to interest expense in 2003. Under their original terms, the lease schedules covered by the Finova agreement would have expired between November 2003 and August 2004. In connection with the Newcourt agreement, we paid a total of approximately $173,000 which represented all future interest and principal due under the lease schedules which, by their original terms, would have expired in November and December 2003. We disposed of certain equipment financed under certain of the lease schedules and recorded an additional charge of approximately $368,000 related to this equipment. In connection with the buyout, Finova and Newcourt released their liens on all purchased equipment.

        In October 2003, we terminated our capital lease obligations with General Electric Capital Corporation (GE) and paid all outstanding obligations due to GE, including the end of lease buy out provisions. Under their original terms, the lease schedules covered by the GE agreement would have expired between October 2003 and February 2005. We made a payment of $1.7 million to GE, which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126,000. As a result of the termination of the lease, $2.1 million of previously restricted cash was released and we received full title to the equipment. During the fourth quarter of 2003 we recorded a charge of approximately $60,000 in connection with the termination.

Cash Flows

        Cash used in operations for the year ended December 31, 2003, was $13.5 million compared with $18.5 million for the same period in 2002. The cash used in operations for the year ended December 31, 2003 resulted primarily from a net loss of $18.6 million and a $2.8 million increase in accounts receivable and other current assets, partially offset by $7.9 million of non-cash charges for depreciation and amortization expense, loss on leased equipment, stock based compensation and the loss in the equity of an affiliate. The cash used in operations for the year ended December 31, 2002 resulted primarily from a net loss of $33.1 million and a $4.9 million decrease in accounts payable and accrued liabilities, partially offset by $14.2 million of non-cash charges for depreciation and amortization expense and impairment of fixed assets, a $2.6 million increase in deferred revenue and a $2.0 million decrease in inventory, State income tax receivable and other current assets including the receipt, in September 2002, of $1.0 million from the State of Connecticut for the sale of research and development tax credits.

        Cash provided by investing activities was $5.8 million in 2003 compared with $16.7 million in 2002. During 2003, we used $1.7 million of cash to purchase certain of the assets of DNA Sciences, Inc. In addition, during 2003 we used $1.2 million for the purchase of property and equipment, received net proceeds of $6.7 million from the sale and maturity of investments in marketable securities and had the restriction removed on $2.1 million of cash which was provided as collateral in connection with a certain capital lease agreement we terminated in 2003. In 2002, we used cash to purchase $70,000 of property and equipment and received proceeds of $28.5 million from the liquidation of investments in marketable securities and used cash to purchase $9.6 million of marketable securities. In addition, in 2002, we were required to provide cash collateral of $2.1 million in connection with the letter of credit issued as part of an amendment to a capital lease agreement.

        Cash used in financing activities was $869,000 in 2003 compared to cash used in financing activities of $6.9 million in 2002. During 2003, we received cash of approximately $5.9 million from the issuance of preferred stock and $5.0 million from long-term debt. In addition, we terminated all of our capital lease agreements which resulted in the repayment of approximately $11.2 million in lease obligations and the removal of the restriction on $2.1 million of cash provided as collateral in connection with the GE capital lease. During 2002, we repaid debt of approximately $6.9 million.

Contractual Obligations

        Our contractual cash obligations as of December 31, 2003, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2004	Fiscal Years 2005 and 2006	Fiscal Years 2007 and 2008	Fiscal Year 2009 and later
Long-Term Debt, including interest	$10,831	$2,619	$4,499	$1,408	$2,305
Operating Leases	8,811	1,779	2,227	2,024	2,781
Minimum License Obligations	1,465	108	215	215	927

Total Contractual Cash Obligations	$21,107	$4,506	$6,941	$3,647	$6,013

        Long-term debt consists primarily of three financing agreements with Connecticut Innovations, Inc. (CII) and an agreement with Comerica. The funds received from CII were used to finance certain leasehold improvements and other costs associated with our facility expansion. Each CII agreement provides for monthly payments of principal and interest, based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011. Borrowings under the agreements bear interest at 6.5% and are secured by the related leasehold improvements. The funds received from Comerica were used to refinance certain of the amounts due under several capital lease agreements. The agreement requires ratable repayment of principal over a 36-month period and bears interest at the prime rate plus 2.5%. Borrowings under the agreement are secured by certain of our assets. We were in compliance with all debt covenants as of December 31, 2003.

        We lease our operating facilities located in New Haven, Connecticut and Morrisville, North Carolina. The Connecticut lease agreements require annual lease payments of $1.1 million per year over the original term which expires in 2006. We have two five-year renewal options to extend the lease agreements beyond the initial term and we have assumed that one five-year renewal option was exercised in the table above. We are recording the expense associated with the lease on a straight-line basis over the expected term of the lease. The North Carolina agreement requires annual lease payments of approximately $612,000 through February, 2005. Either party may cancel the North Carolina lease by providing 6 months notice to the other party. We expect to move to a different facility in North Carolina in the second half of 2004 at a reduced rental rate. In addition to the operating lease agreements for our current facilities, we also have operating leases for various office equipment.

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

Short-Term Funding Requirements

        We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt obligations and capital expenditures for at least the next 18 months based upon our current activities. For the next 18 months, we expect to continue to finance our operations from cash we received in October 2003 from the sale of our Series A preferred stock and revenue from our HAP Technology customers and our pharmacogenomic support service customers. Our business strategy depends on, among other things, entering into HAP Technology agreements with pharmaceutical and biotechnology companies. If we are unsuccessful in marketing our programs and growing our service revenues, we may not generate sufficient revenues to sustain our operations at planned levels. During the next 18 months, we expect to expend substantial funds to conduct research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements as noted in the table above. Capital expenditures are not currently expected to exceed $1.5 million for each of fiscal 2004 and 2005.

Long-Term Funding Requirements

        For periods beyond 18 months, even if we grow our revenues significantly, we will need to seek additional funding through public or private equity financings, debt financings or commercial customers. Our business strategy depends on, among other things, entering into partnership agreements with pharmaceutical and biotechnology companies and growing the revenue from our pharmacogenomic support services business. We cannot assure you that we will obtain additional customers or capital funding on acceptable terms, if at all. If we are unsuccessful in obtaining new customers for our HAP Technology, growing the revenue from our pharmacogenomic support services business, or obtaining additional financing funds, we may not generate sufficient funds to sustain our operations at planned levels, and we may have to delay, reduce the scope of, or eliminate one or more of aspects of our business development activities. In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to the Series A preferred stock without the vote or written consent of holders of at least 66 2/3% of the Series A shares then outstanding.

        Our cash requirements in the long term will vary depending upon a number of factors, many of which are beyond our control, including:

  •
  our ability to retain and find new customers for our HAP Technology;

  •
  our ability to grow profitably our pharmacogenomic support services business;

  •
  whether we are successfully able to in-license a drug candidate;

  •
  the commercialization of intellectual property derived from our HAP Technology;

  •
  the level of competition we face;

  •
  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  •
  our ability to maintain and develop our HAP Technology; and

  •
  our ability to manage effectively our operating expenses.

Income Taxes

        We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. On December 31, 2003, we had available unused net operating loss carryforwards of approximately $133.6 million and $131.8 million, which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2004, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure. We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes.

Recent Accounting Pronouncements

        In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on our financial statements.

        In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R, which was issued in January 2003, requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R clarified some requirements of the original FIN 46, eased some implementation problems and added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on our financial statements. FIN 46R will require reassessment in future periods.

        In November 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue No. 03-1 requires tabular disclosure of the amount of unrealized losses and the related fair value of investments with unrealized losses aggregated for each category of investment that is disclosed in accordance with SFAS No. 115. In addition, it requires sufficient narrative disclosure to allow financial statement users to understand both the aggregated tabular information and the positive and negative information considered in reaching the conclusion that the impairments are not other-than-temporary. The adoption of EITF Issue No. 03-1 did not have a material impact on our financial statements.

        In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements. In November 2003, the FASB deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable, noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on our financial statements.

Factors Affecting Future Operating Results

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements. The words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied. These important factors include our "critical accounting estimates" and the factors set forth below.

We are an early stage company with a history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

        We have incurred substantial operating losses since our inception. For example, for the fiscal years ended December 31, 2003 and 2002, we had an operating loss of approximately $18.5 million and $30.6 million, respectively. As of December 31, 2003, we have generated only minimal revenue from our HAP Technology and our pharmacogenomic support services, and we do not expect to generate significant revenues for several years. From inception through December 31, 2003, we had an accumulated deficit of approximately $212.2 million. Our losses to date have resulted principally from costs we incurred in the development of our HAP Technology, in our clinical trials and from general and administrative costs associated with operations. We expect to devote substantially all of our resources to service our HAP Technology customers and STRENGTH program customers, our pharmacogenomic support services customers and our CARING and Long QT genetic programs and to maintain our HAP Technology.

        We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology. We do not expect our losses to be substantially mitigated by revenues from our HAP Technology customers and STRENGTH programs, and our CARING and Long QT genetic programs, if any, or from our pharmacogenomic support services for a number of years.

We currently rely on a limited number of licensing and service arrangements for substantially all of our revenues. As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse effect on our business and operating results.

        We are dependent upon a limited number of licensing and service arrangements that represent substantially all of our revenues. In the year ended December 31, 2003, three of our customers, J&J PRD, Millennium Pharmaceuticals, Inc. and Pfizer, Inc., accounted for 63% of our revenues. The agreement with one of the customers who accounted for 23% of the revenue for the year expired in the first quarter of 2004. No other customer accounted for 10% or more of our revenues in the year ended December 31, 2003. If we are unable to replace in a timely fashion, upon substantially similar financial terms, the agreement that expired in the first quarter of 2004, or if we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price.

To generate significant revenues, we must obtain additional customers for our HAP Technology and our STRENGTH, CARING and Long QT genetic programs and for our pharmacogenomic support services.

        Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP Technology and our STRENGTH, CARING and Long QT genetic programs and obtaining additional customers for our pharmacogenomic support services. Our contracts with many of our HAP Technology customers and for our pharmacogenomic support services are for specific limited-term projects. We may not be successful in obtaining additional customers for our HAP Technology and our STRENGTH program or obtaining any customers for our CARING or Long QT genetic programs or obtain sufficient new customers for our pharmacogenomic support services to replace our current projects. If we are unsuccessful in finding additional customers for our HAP Technology and our STRENGTH program or in finding any customers for our CARING or Long QT genetic programs or new customers for our pharmacogenomic support services, we may never generate sufficient revenues to sustain our operations. In addition, we expect that some of our future HAP Technology collaborations, like some of our current HAP Technology collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed. Accordingly, we must continually obtain new customers to be successful. To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

  •
  demand for and market acceptance of our HAP Technology, STRENGTH, CARING and Long QT genetic programs and for our pharmacogenomic support services;

  •
  timing of the execution of agreements on our HAP Technology, STRENGTH, CARING and Long QT genetic programs and other material contracts;

  •
  our competitors' announcements or introduction of new products, services or technological innovations;

  •
  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  •
  our ability to control operating expenses;

  •
  disputes regarding patents or other intellectual property rights;

  •
  securities class actions or other litigation;

  •
  adverse changes in the level of economic activity in the United States and other major regions in which we conduct business; and

  •
  general and industry-specific economic conditions, which may affect our customers' use of our HAP Technology.

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

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges we accrue and related disclosure of contingent assets and liabilities. For example, we have recorded certain patent estates as long-term intangible assets based on their value at the date of acquisition. Events could occur that would cause us to re-evaluate the life of those assets and, therefore, whether those assets have been impaired, resulting in an impairment charge. We based the estimates we make on historical experience and on various other assumptions that we believed to be reasonable at the time and under the circumstances. If the estimates relating to our patent estate are determined to be incorrect, a write-down may be required, which could have a material adverse effect on our financial condition. There can be no assurance that any of our estimates or the assumptions underlying our estimates will be correct.

We may require additional funding to fund operations and repay debt and we may not be able to obtain any.

        We have used substantial amounts of cash to fund our research and development activities. We will continue to spend funds to service our HAP Technology customers and STRENGTH program customers, our pharmacogenomic support services customers and our CARING and Long QT genetic programs and to maintain our HAP Technology. We plan to pay for these activities with funds from:

  •
  our existing cash and investment securities;

  •
  income that we may receive from our HAP Technology customers and STRENGTH program customers and pharmacogenomic support services customers; and

  •
  proceeds that we may receive from the exercise of our outstanding Series A preferred stock warrant.

        We intend to rely on our current HAP Technology customers and STRENGTH program customers and future program customers, if any, and our current pharmacogenomic support services customers and future customers, if any, for significant funding in the future to support our development efforts. To execute our business plans, we will need to grow our revenues significantly each year. We cannot be certain when we will begin to receive additional income, if at all, from our HAP Technology and STRENGTH programs and our pharmacogenomic support services and income, if any, from our CARING and Long QT genetic programs. If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

        We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 18 months. We cannot assure you that we will be able to obtain new customers or to generate the increased revenues required to meet our business plan objectives. In addition, to execute our business plans, we may need to seek additional funding through public or private equity offerings, debt financings or through commercial customers. We cannot assure you that we will obtain additional customers or capital funding on acceptable terms, if at all. If we are unable to generate sufficient revenues or access capital on acceptable terms, we may be required to obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or significantly scale back current operations. Either of these two possibilities would have a material adverse effect on our business.

Our HAP Technology may not allow our commercial customers to develop commercial products or to increase sales of their marketed products.

        We developed our HAP Technology on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes. Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are aware of only one successful drug program applying population genomics.

        We discover HAP Markers for pharmaceutically relevant genes. If we are unable to find HAP Markers for pharmaceutically relevant genes in a timely manner, our potential customers may lose confidence in our HAP Technology and in our company, which could decrease our ability to generate revenues. Even if we are able to discover HAP Markers for pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

        Our DecoGen Informatics System may also be less effective than we expect or may not allow us or our commercial customers to determine a correlation between drug response and genomic variation. Furthermore, even if we or our customers are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products nor may our customers be able to increase the sales of their marketed products using this correlation. Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and STRENGTH program customers.

We may be unable to develop or commercialize our HAP Technology if we cannot establish additional customers and we will depend on our customers to develop or to co-develop products.

        We currently have a number of customers for our HAP Technology as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic rights and non-exclusively the product development rights from our STRENGTH program. We do not currently have any customers for our CARING or Long QT genetic programs. As a result, part of our current and future revenues will depend on payments from our current HAP Technology customers and STRENGTH program customers and our future HAP Technology customers if any, and future STRENGTH, CARING and Long QT genetic program customers, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAP Technology. If we are unable to attract new HAP Technology customers program and STRENGTH program customers or any customers for our CARING and Long QT genetic programs, we may never generate sufficient revenues to sustain our operations.

        Our customers for our HAP Technology and our customers from our STRENGTH program and our customers, if any, for our CARING and Long QT genetic programs, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAP Technology. Our current agreements with these customers, and we anticipate that any future agreements with customers, will allow them significant discretion in pursuing these activities. We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products. Our HAP Technology and STRENGTH program arrangements and our CARING and Long QT genetic program arrangements, if any, may also have the effect of limiting the areas of research that we may pursue either alone or with others. Because part of our revenues will be dependent on the successful commercialization or development of our customers' products, if, for any reason, a HAP Technology or a STRENGTH program customer delays or abandons its development or commercialization of a product developed using our HAP Technology, we may receive reduced royalty or other payments or no royalty or other payments at all. In addition, because part of our future revenues will be dependent on the successful commercialization by our customers of any therapeutic and diagnostic products that may result from our HAP Technology and STRENGTH programs as well as the successful commercialization of our CARING and Long QT genetic programs with customers, if, for any reason, a customer delays or abandons its development or commercialization of these aspects of our HAP Technology or STRENGTH program or its development or commercialization of our CARING and Long QT genetic programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

        Although we intend to retain the rights to all HAP Markers which we discover as well as to any HAP Markers discovered jointly with our HAP Technology customers and STRENGTH program customers and with our CARING and Long QT genetic program customers, if any, we have not always and may not always be able to negotiate the retention of these rights. Furthermore, disputes may arise in the future over the ownership of rights to HAP Markers as well as any other technology we develop with our HAP Technology customers and STRENGTH program customers or with our CARING and Long QT genetic program customers, if any. These and other possible disagreements between us and our HAP Technology customers and STRENGTH program customers or between us and our CARING and Long QT genetic program customers, if any, could lead to delays in the research, development or commercialization of their products. These disagreements could also result in litigation or require arbitration to resolve. Any of these events could prevent us from effectively marketing our HAP Technology.

We invest considerable amounts of time, effort, and money to license our HAP Technology and, if we are unable to license our technology, we may not generate sufficient revenue to sustain our operations.

        Our ability to obtain customers for our HAP Technology and our STRENGTH, CARING and Long QT genetic programs will depend in significant part upon the pharmaceutical and biotechnology industries' acceptance that our HAP Technology can help accelerate or improve their drug and diagnostic development and marketing efforts. To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAP Technology, STRENGTH, CARING and Long QT genetic programs. Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our HAP Technology, STRENGTH, CARING and Long QT genetic programs will be commercially viable. If we fail to gain this acceptance, we may never generate sufficient revenues to sustain our operations. We may expend substantial funds and management effort to market our HAP Technology, STRENGTH, CARING and Long QT genetic programs, without any resulting revenues.

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

        We also believe that a significant factor in our ability to close acquisitions using stock as consideration will be the attractiveness of our common stock for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors. The trading price of our common stock on The NASDAQ National Market could in the future materially adversely affect our acquisition program. Because our strategy envisions that a part of our future revenue growth will come from making future acquisitions of businesses or technologies, if we are unable to identify suitable acquisition candidates or unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, our future revenues may be adversely impacted and we may experience slower revenue growth.

Integration or acquisitions or strategic investments could interrupt our business and our financial condition could be harmed.

        From time to time, we may acquire or make strategic investments in other businesses or technologies. For example, on May 15, 2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences. In addition, on December 18, 2003, we entered into a merger agreement to acquire Lark Technologies, Inc. The acquisition of DNA Sciences and the pending Lark acquisition, as well as any other acquisitions or strategic investments we may make in the future, entail numerous risks that include the following:

  •
  difficulties integrating any acquired operations, personnel, technologies or products;

  •
  diversion of management's focus from our core business concerns;

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

If we are unable to prevent others from unauthorized use of, or are unable to defend their use of, our HAP Technology, trade secrets or know how, we may not be able to operate our business profitably.

        Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable. Thus, even if we obtain patents, they may not be valid or enforceable against third parties. Because patent applications that were filed prior to November 29, 2000 in the United States are confidential until patents issue, third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, and our patent applications may not have priority over any patent applications of others. We are aware that there are other firms and individuals who have discovered, or are currently discovering, information similar to the information we are discovering, who may have filed, and in the future are likely to file, patent applications that are similar or identical to our HAP Technology patent applications. In addition, some interest groups are lobbying for restrictions on patenting of genetic tests.

        Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management's focus from our core business concerns. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

        If any party should successfully claim that the creation or use of our HAP Technology or HAP Marker association data infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or any of our program customers claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our HAP Technology customers and our STRENGTH program customers or any CARING and Long QT genetic program customers, if any, to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAP Technology, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our HAP Technology and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our products and services.

        Currently, there is limited Food and Drug Administration (FDA) regulation of genetic tests. The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require that we, or our customers, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our products and services. If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenues to sustain our operations.

        The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. The guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. The guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic with which the voluntary data is associated. In addition, the FDA held a workshop on November 13, 2003 and November 14, 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue further guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our products and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any products we may have as well as any of our services and we may not generate sufficient revenues to sustain our operations.

        Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the use of genomic variation data. To the extent that these laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our HAP Technology, STRENGTH, CARING and Long QT genetic programs and we may not generate sufficient revenues to sustain our operations.

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

If our customers do not seek, or do not receive, marketing approval for products developed, if any, using our HAP Technology, we may receive delayed royalty or other payments or no royalty or other payments at all.

        Any new drug, biologic or new drug or biologic indication our customers develop using our HAP Technology must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our customers, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenues will be dependent on the successful commercialization or development of products using our HAP Technology, any delay of our customers in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAP Technology may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our customers are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAP Technology, the lack of regulatory approval will diminish the value of our HAP Technology.

        To date, no one has developed or commercialized any therapeutic product or commercialized any diagnostic product using our HAP Technology. We expect to rely on our customers to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of products developed with our HAP Technology and STRENGTH programs and our CARING and Long QT genetic programs, if any. Our program customers may not submit an application for regulatory review. Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenues sufficient to sustain our operations.

If we do not successfully distinguish and commercialize our HAP Technology, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

        Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we.

        These competitors may discover, characterize or develop important technologies applying population genomics before us or our customers for our HAP Technology and STRENGTH programs that are more effective than those technologies which we develop or which our customers for our HAP Technology and STRENGTH programs develop, or these competitors may obtain regulatory approvals of their drugs and diagnostics more rapidly than our customers for our HAP Technology and STRENGTH programs do, any of which could limit our ability to market effectively our HAP Technology.

        Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies.

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

        We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers. For example, we have a written agreement with Sequenom, Inc. pursuant to which it is contractually the sole provider of silicon chips for one time use on their MassARRAY™ System, which is our genotyping platform. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. While we believe that we could prepare for reuse the requisite supply of chips that we would need without unreasonable cost or delay, we may be unable to do so. We have no other written long- term supply agreements with our suppliers. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several other risks, including:

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

        Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that any of these elements malfunction, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events. In addition, the software and algorithmic components of our DecoGen Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future products. If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers' drug and diagnostic discovery and development efforts, we could experience a loss in revenues, or a delay in receiving revenues and a delay in obtaining market acceptance for our technology.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

        On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our Series A preferred stock and granted the purchaser of such shares a warrant, exercisable at any time until December 31, 2005, to purchase an additional 190,000 shares of our Series A preferred stock at $22.50 per share. Under specified circumstances, the purchaser is required to exercise the preferred stock warrant. Each share of our Series A preferred stock is currently convertible into ten shares of our common stock. Consequently, assuming the exercise of the preferred stock warrant, on an as-converted basis, an aggregate of 4,600,000 shares of our common stock may be issued to the Series A purchaser. Any issuance of shares of our common stock upon conversion of shares of our Series A preferred stock could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants which, as of December 31, 2003, are exercisable for an aggregate of 4,864,471 shares of our common stock, assuming they elect to exercise such securities. Moreover, any sale of the shares of common stock issued upon conversion of the Series A preferred stock, as well as any of the 202,500 outstanding shares of our restricted common stock or any shares of our common stock issued upon exercise of options or warrants, into the public market could cause a decline in the trading price of our common stock. In acquisition transactions, in financing transactions, for compensatory purposes or in other types of transactions, additional issuances of equity securities could dilute the interests of our current and future stockholders.

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

  •
  we issues shares of our common stock or securities convertible into common stock, with a purchase price of less than $2.25 per share, other than in limited circumstances;

  •
  we breach any representation or warranty contained in the Series A purchase agreement or the registration rights agreement that has a material adverse effect on the holders of our Series A preferred stock;

  •
  we breach any covenant or fail to perform any of our obligations under the Series A purchase agreement or the registration rights agreement each entered into in connection with the sale of our Series A preferred stock, that has a material adverse effect on the holders of our Series A preferred stock;

  •
  an involuntary case is commenced against us under any bankruptcy, insolvency or other similar law or we commence a voluntary case under any bankruptcy, insolvency or other similar law or consent to any receivership, liquidation or assignment for the benefit of creditors;

  •
  we default under any agreement entered into on or after October 7, 2003 under which we have incurred indebtedness for borrowed money in excess of $500,000; and

  •
  we, prior to October 29, 2008, liquidate, dissolve or wind-up, transfer all or substantially all of our assets or are party to a merger or other change in control transaction in which our stockholders do not own a majority of our outstanding voting securities after such transaction.

        If we are required to redeem our Series A preferred stock due to any of the foregoing events, we are required to pay each holder of our Series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date. As of December 31, 2003, the aggregate redemption price we would be required to pay is approximately $6,682,500.

        In addition, the holders of at least 66 2/3% of the outstanding shares of our Series A preferred stock may elect to require us to redeem all outstanding shares of our Series A preferred stock for the original purchase price, plus all accrued but unpaid dividends as of the redemption date, on either October 29, 2006, October 29, 2007 or October 29, 2008.

        A redemption of the Series A preferred stock would reduce the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. In addition, we have incurred net losses in the past and expect to incur losses in the future, which may impair our ability to generate the cash required to meet our obligations under our Series A preferred stock. If we cannot generate sufficient cash to meet these obligations, we may be required to incur additional indebtedness or raise additional capital, which may negatively impact our stockholders.

The purchaser of our Series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

        As of December 31, 2003, the purchaser of our Series A preferred stock held or had the right to acquire 19.6% of our outstanding common stock (assuming the exercise of the Series A warrant, the conversion of Series A preferred stock to common stock), including shares of our common stock which the purchaser previously purchased in the open market, which represents approximately 19.6% of the aggregate voting power of our stockholders on an as converted basis. The purchaser of our Series A preferred stock currently has the right to vote 13.4% of our outstanding common stock (on an as converted to common stock basis, assuming no exercise of the Series A warrant, based on the number of shares of our capital stock outstanding as of March 15, 2004). As a result, this stockholder has significant influence over any change in control of the company that may be favored by other stockholders and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders. Consequently, this stockholder may approve a transaction that in its judgment enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our Series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions.

        Our amended and restated certificate of incorporation, which we refer to as our charter, and the Series A purchase agreement, govern the terms of our Series A preferred stock and impose significant restrictions on our business. These restrictions may limit our ability to operate our business and to take advantage of potential business opportunities as they arise. Our charter places restrictions on our ability to, without the consent of the holders of at least 66 2/3% of the outstanding shares of our Series A preferred stock:

  •
  alter or change the rights, preferences or privileges of our Series A preferred stock, including any increase in the number of authorized shares of our Series A preferred stock;

  •
  incur more than

  •
  $7,000,000 of indebtedness at any time after the preferred stock warrant has been exercised; or

  •
  $11,000,000 of indebtedness at any time if the preferred stock warrant has not been exercised;

  •
  create, incur or assume specified liens; or

  •
  declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

        Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions. In addition, the holders of our Series A preferred stock have the right to participate in future capital raising transactions of the company. The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the Series A preferred stockholder. The terms of any additional financing we may enter into may impose constraints on our ability to operate our business as we deem appropriate. These restrictions and covenants could limit our ability to take advantage of financings, mergers and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and your investments in our common stock.

Our former independent public accountants, Arthur Andersen LLP, have been found guilty of a federal obstruction of justice charge, and you may be unable to exercise effective remedies against it in any legal action.

        Prior to June 4, 2002, Arthur Andersen LLP served as our independent public accountants. On March 14, 2002, Arthur Andersen LLP was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, Arthur Andersen LLP was convicted of those charges and the firm ceased practicing before the SEC on August 31, 2002.

        We are unable to obtain the consent of Arthur Andersen LLP to include certain financial statements audited by Arthur Andersen LLP in this Annual Report on Form 10-K. As a result, you may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to our audited financial statements that are included in this Annual Report on Form 10-K or any other filing we may make with the SEC. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited financial statements.

AVAILABLE INFORMATION

        Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission ("SEC"), and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.genaissance.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least twelve months. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

        The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than 12 months. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The weighted average interest rate on marketable securities at December 31, 2003, was approximately 5.5%. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of December 31, 2003.

        On December 31, 2003, we had debt of approximately $9.1 million consisting of borrowings outstanding under term loans. The weighted average interest rate on this debt at December 31, 2003, was approximately 6.5%. A 10% change in the interest rate would cause a corresponding increase in our annual expense of approximately $59,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT AUDITORS	50
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 and 2002	52
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	53
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended December 31, 2003, 2002 and 2001	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	55
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	56-75

Report of Independent Auditors

         To the Board of Directors and Stockholders of Genaissance Pharmaceuticals, Inc.: In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Genaissance Pharmaceuticals, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP Hartford, Connecticut
February 12, 2004

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

/s/ Arthur Andersen LLP Hartford, Connecticut
January 25, 2002

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,033	$16,578
Restricted cash	—	2,100
Marketable securities	8,771	15,472
Accounts receivable and unbilled services, net of allowance for doubtful accounts of $83 and $0 at December 31, 2003 and 2002, respectively	2,573	448
State income tax receivable	1,442	1,307
Inventory	1,278	306
Other current assets	645	101

Total current assets	22,742	36,312

PROPERTY AND EQUIPMENT, net	8,776	14,554
DEFERRED FINANCING COSTS, net of accumulated amortization of $81 and $586 at December 31, 2003 and 2002, respectively	317	220
INVESTMENT IN AFFILIATE	2,531	—
OTHER ASSETS	1,223	943

Total assets	$35,589	$52,029

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, including amounts due to a shareholder of $422 and $397 at December 31, 2003 and 2002, respectively	$2,088	$397
Current portion of capital lease obligations	—	11,187
Accounts payable	898	838
Accrued expenses	2,925	1,751
Accrued dividends	1,181	1,159
Current portion of deferred revenue	1,455	3,026

Total current liabilities	8,547	18,358

LONG-TERM LIABILITIES:
Long-term debt including amounts due to a shareholder of $4,114 and $4,501 at December 31, 2003 and 2002, respectively, net of current portion	7,030	4,501
Deferred revenue, net of current portion	4,090	1,722
Other long-term liabilities	1,593	1,593

Total long-term liabilities	12,713	7,816

COMMITMENTS AND CONTINGENCIES (Note 13)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
460 authorized shares at December 31, 2003; $.001 par value; 270 shares issued and outstanding at December 31, 2003 (Liquidation preference $6,075 at December 31, 2003)	5,097	—

WARRANT to purchase Series A Redeemable Convertible Preferred Stock	835	—

STOCKHOLDERS' EQUITY:
Common stock, 58,000 authorized shares at December 31, 2003 and 2002; $.001 par value; 23,301 and 22,847 shares issued and outstanding at December 31, 2003 and 2002	23	23
Preferred stock, 540 and 1,000 authorized shares at December 31, 2003 and 2002, no shares issued or outstanding except Series A included above	—	—
Additional paid-in capital	220,541	219,413
Accumulated deficit	(212,160)	(193,602)
Accumulated other comprehensive income (loss)	(7)	21

Total stockholders' equity	8,397	25,855

Total liabilities, redeemable convertible preferred stock, warrant and stockholders' equity	$35,589	$52,029

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES:
License and service	$10,386	$8,111	$5,345
Laboratory services	2,133	—	—

Total revenue	12,519	8,111	5,345

OPERATING EXPENSES:
Cost of laboratory services	1,877	—	—
Research and development	20,054	23,940	46,333
General and administrative	8,706	8,799	11,933
Impairment of fixed assets	—	6,000	—
Sublicense royalty fees	—	—	54
Loss on leased equipment	368	—	—

Total operating expenses	31,005	38,739	58,320

Operating loss	(18,486)	(30,628)	(52,975)
OTHER INCOME (EXPENSE):
Interest expense	(872)	(3,467)	(2,599)
Interest income	320	1,037	3,918

Loss before state income taxes and equity in loss of affiliate	(19,038)	(33,058)	(51,656)
State income tax benefit (expense)	580	(35)	4,074

Loss before equity in loss of affiliate	(18,458)	(33,093)	(47,582)
Equity in loss of affiliate	(100)	—	—

Net loss	(18,558)	(33,093)	(47,582)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(74)	—	—
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK AND WARRANT	(2,204)	—	—

Net loss applicable to common shareholders	$(20,836)	$(33,093)	$(47,582)

Net loss per common share, basic and diluted (Note 2)	$(0.91)	$(1.45)	$(2.09)

Shares used in computing basic and diluted net loss per common share (Note 2)	22,969	22,809	22,753

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock					Total Common Stockholders' Equity
			Additional Paid-in Capital	Accumulated Deficit			Other Comprehensive Loss
	Shares	Amounts
Balance at December 31, 2000	22,687	$23	$218,525	$(112,927)	$54	$105,675
Issuance of common stock from exercise of stock options	76	—	157	—	—	157
Issuance of common stock from Employee Stock Purchase Plan	20	—	168	—	—	168
Non-cash compensation related to issuance of options to purchase common stock	—	—	498	—	—	498
Net change in unrealized investment gain	—	—	—	—	63	63	$63
Net loss	—	—	—	(47,582)	—	(47,582)	(47,582)

Total comprehensive loss							$(47,519)

Balance at December 31, 2001	22,783	$23	$219,348	$(160,509)	$117	$58,979
Issuance of common stock from exercise of stock options	10	—	—	—	—	—
Issuance of common stock from Employee Stock Purchase Plan	54	—	53	—	—	53
Non-cash compensation related to issuance of options to purchase common stock	—	—	12	—	—	12
Net change in unrealized investment gain	—	—	—	—	(96)	(96)	$(96)
Net loss	—	—	—	(33,093)	—	(33,093)	(33,093)

Total comprehensive loss							$(33,189)

Balance at December 31, 2002	22,847	$23	$219,413	$(193,602)	$21	$25,855
Issuance of common stock from exercise of stock options	50	—	64	—	—	64
Issuance of common stock from Employee Stock Purchase Plan	176	—	160	—	—	160
Non-cash compensation related to issuance of options to purchase common stock	—	—	318	—	—	318
Restricted stock issued in payment of an obligation	203	—	296	—	—	296
Warrants issued in connection with debt financing and an acquisition	—	—	284	—	—	284
Shares issued in connection with license amendment	25	—	35	—	—	35
Recognition of beneficial conversion features of Series A preferred stock and warrant	—	—	2,249	—	—	2,249
Amortization of beneficial conversion feature of Series A preferred stock and warrant	—	—	(2,204)	—	—	(2,204)
Accretion of Series A preferred stock	—	—	(52)	—	—	(52)
Series A preferred stock dividends	—	—	(22)	—	—	(22)
Net change in unrealized investment gain (loss)	—	—	—	—	(28)	(28)	$(28)
Net loss	—	—	—	(18,558)	—	(18,558)	(18,558)

Total comprehensive loss							$(18,586)

Balance at December 31, 2003	23,301	$23	$220,541	$(212,160)	$(7)	$8,397

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,558)	$(33,093)	$(47,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,155	8,178	8,559
Impairment of fixed assets	—	6,000	—
Loss on disposal of leased equipment	368	—	—
Stock-based compensation	318	12	498
Accretion of interest	—	811	—
Equity in loss of affiliate	100	—	—
Changes in assets and liabilities, net of 2003 acquisition of DNA Sciences, Inc.:
Accounts receivable	(1,337)	(89)	(121)
Inventory	(957)	393	—
State income tax receivable	365	1,000	(1,500)
Other assets	(465)	620	132
Accounts payable	61	(1,769)	(2,644)
Accrued expenses	1,216	(3,162)	2,788
Deferred revenue	(1,776)	2,609	(200)

Net cash used in operating activities	(13,510)	(18,490)	(40,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of the net assets of DNA Sciences	(1,668)	—	—
Investment in affiliate	(57)	—	—
Purchases of property and equipment	(1,242)	(70)	(4,304)
Proceeds from the sale of property and equipment	30	—	—
Decrease (increase) in restricted cash	2,100	(2,100)	—
Investments in marketable securities	(17,947)	(9,629)	(42,697)
Proceeds from marketable securities	24,618	28,530	49,463

Net cash provided by investing activities	5,834	16,731	2,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series A preferred stock	5,925	—	—
Net proceeds from issuance of common stock and from exercise of options and warrants	224	53	325
Repayment of long-term debt	(417)	—	—
Proceeds from long-term debt	5,000	—	—
Repayment of long-term debt due to a shareholder, net	(362)	(703)	(499)
Repayment of capital leases	(11,187)	(6,217)	(6,218)
Deferred financing costs	(52)	—	—

Net cash used in financing activities	(869)	(6,867)	(6,392)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,545)	(8,626)	(44,000)
CASH AND CASH EQUIVALENTS, beginning of year	16,578	25,204	69,204

CASH AND CASH EQUIVALENTS, end of year	$8,033	$16,578	$25,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$1,304	$1,777	$2,630

Cash paid for income taxes	$21	$35	$—

SUPPLEMENTAL DISCLOSURE AND NON-CASH FINANCING ACTIVITIES:
Technology licensed in exchange for stock in affiliate	$2,600	$—	$—
Issuance of stock and warrants in connection with an acquisition	110	—	—
Restricted shares issued in payment of an obligation	296	—	—
Issuance of warrants in connection with debt financing	209	—	—
Acquisition of equipment pursuant to capital lease obligations	—	—	1,754

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)

(1) ORGANIZATION AND OPERATIONS

        Genaissance Pharmaceuticals, Inc. (the Company) is a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. The Company's technology, services and clinical development expertise are marketed to biopharmaceutical and diagnostic development companies, as a comprehensive solution to their pharmacogenomic needs. The Company's goal is to improve drug development, physicians' ability to prescribe drugs, and patients' lives by elucidating the role of genetic variation in drug response. Additionally, the Company provides Good Laboratory Practices (GLP) compliant DNA banking and research and GLP compliant genotyping and related services to a variety of companies.

        In addition to the normal risks associated with a business venture, there can be no assurance that the Company's technologies will be successfully used, that the Company will obtain adequate patent protection for its technologies, and that any products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies. The Company expects to incur substantial expenditures in the foreseeable future for its research and development and commercialization of its products. The Company's management believes, based upon its current operations and existing financial resources that it will have the ability to fund its expected net losses, debt obligations and capital expenditures for at least 18 months.

        On December 18, 2003, the Company entered in to an Agreement and Plan of Merger (the "Merger Agreement") with Lark Technologies, Inc. ("Lark") in which the Company would acquire Lark in a stock-for-stock exchange whereby each Lark shareholder would receive 1.81 shares of Company stock for each share held of Lark. The Company expects to close on this transaction early in the second quarter of 2004 (see Note 17).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

        The Company earns its revenues primarily through the licensing of its HAP Technology and by providing research genotyping services and GLP compliant DNA banking and genotyping services. The Company has also entered into agreements which provide for it to receive future milestone and royalty payments. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes SAB 101, Revenue Recognition in Financial Statements), Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by Statement of Position 98-9 (SOP 98-9), and Emerging Issues Task Force Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. In accordance with SAB 104 and EITF 00-21, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed. For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer. Future milestones and royalty payments, if any, will be recognized when received, provided that the milestone is substantive and a culmination of the earnings process has occurred. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

Stock-Based compensation

        At December 31, 2003, the Company had one stock-based compensation plan, which is more fully described in Note 11. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to stock-based employee compensation. For the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net loss applicable to common shareholders, as reported	$(20,836)	$(33,093)	$(47,582)
Add: Stock-based employee compensation expense included in reported net loss	222	12	498
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,780)	(880)	(3,664)

Pro forma net loss applicable to common shareholders	$(22,394)	$(33,961)	$(50,748)

Net Loss Per Share:
Basic and diluted—As Reported	$(0.91)	$(1.45)	$(2.09)

Basic and diluted—Pro Forma	$(0.98)	$(1.49)	$(2.23)

        Other disclosures required by SFAS No. 123 have been included in Note 11.

Research and development

        Expenditures for research and development are charged to expense as incurred. Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation and maintenance costs for laboratory equipment and facility-related costs.

Valuation of investments

        The Company will assess the value of their investment in affiliate (see Note 6) in accordance with Accounting Principles Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock. APB 18 stipulates that a loss in value of an investment which is an other-than- temporary decline should be recognized in the Company's financial statements. The Company will consider several factors when assessing evidence of an other-than-temporary loss in their investment in affiliate. Those factors will include the Company's ability to recover the carrying amount of the investment in affiliate, the financial performance of the affiliate and whether the current fair value of the investment in affiliate is less than its carrying value. As of December 31, 2003, the Company does not believe that there was an other-than-temporary decline in their investment in affiliate.

Patent and licensed technology costs

        The Company expenses the costs of obtaining patents and licensed technology until such point that the realization of the carrying value of these costs is reasonably assured.

Net loss per common share

        The Company computes and presents net loss per common share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. There is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 9,464, 3,990 and 3,611 shares of common stock at December 31, 2003, 2002 and 2001, respectively.

Segment reporting

        SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in only one segment. In addition, all long-lived assets are maintained in the United States.

Valuation of long-lived assets

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires a company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include, among others, the following:

  •
  a significant adverse change in the extent or manner in which a long-lived asset is being used;

  •
  a significant adverse change in the business climate that could affect the value of a long-lived asset; and

  •
  a significant decrease in the market value of long-lived assets.

        If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, the Company compares the carrying value of the applicable fixed asset group to its fair value. If the fair value is less than the carrying value, such amount is recognized as an impairment charge (see Note 4).

Cash and cash equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts

        The allowance for doubtful accounts reflects the Company's best estimate of potential losses inherent in the Company's accounts receivable determined on the basis of specific allowances for known accounts and other currently available evidence.

Inventory

        Inventories are stated at the lower of average cost or market value on a first-in, first-out (FIFO) method. Inventories consist primarily of purchased materials and reagents utilized in laboratory services and other research and development activities.

Software development costs

        The Company enters into agreements to license its HAP Technology, including its DecoGen Information System, to third parties. The Company evaluates the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Licensed or Otherwise Marketed. The Company has developed a product for a market that is subject to rapid technological change, new product development, and changing customer needs. In addition, the ability to continue to market the product is contingent upon the Company's ability to successfully populate the database. The Company has concluded that technological feasibility is established when a product design and working model of the software product has been completed and the completeness of the working model and its consistency with the product design has been confirmed by testing. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

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

Other comprehensive income (loss)

        The Company presents its financial statements in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company has included this presentation as a component of the consolidated statements of stockholders' equity and comprehensive loss. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). The Company's other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the consolidated statement of stockholders' equity and comprehensive loss.

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

Principles of consolidation

        The accompanying consolidated financial statements include Genaissance Pharmaceuticals, Inc. and its wholly owned subsidiary, Brown Acquisition Corp. (Brown). Brown was formed in December 2003 to acquire the stock of Lark Technologies, Inc. in 2004 (see Note 17). Brown did not transact any business in 2003.

Reclassification

        Certain balance sheet amounts from the prior year have been reclassified to conform to the current year presentation.

Recently issued accounting standards

        In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on the Company's financial statements.

        In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R, which was issued in January 2003, requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R clarified some requirements of the original FIN 46, eased some implementation problems and added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on the Company's financial statements. FIN 46R will require reassessment in future periods.

        In November 2003, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue No. 03-1 requires tabular disclosure of the amount of unrealized losses and the related fair value of investments with unrealized losses aggregated for each category of investment that is disclosed in accordance with SFAS No. 115. In addition, it requires sufficient narrative disclosure to allow financial statement users to understand both the aggregated tabular information and the positive and negative information considered in reaching the conclusion that the impairments are not other-than-temporary. The adoption of EITF Issue No. 03-1 did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements. In November 2003, the FASB deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable, noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

(3) MARKETABLE SECURITIES

        The Company classifies its marketable securities as "available for sale" and, accordingly, carries these investments at their aggregate fair value. Unrealized gains or losses on these investments are included as a separate component of stockholders' equity and comprehensive loss (See Note 2). The Company's marketable securities as of December 31, 2003 and 2002 consisted principally of corporate bonds. As of December 31, 2003, these securities had a maximum maturity of less than twelve months and carried a weighted average interest rate of approximately 5.5%.

        The following is a summary of marketable securities at December 31, 2003 and 2002:

	Amortized Cost	Unrealized gains (losses)	Fair Value
Corporate bonds	$7,279	$(7)	$7,272
Certificates of deposit	1,499	—	1,499

Total marketable securities at December 31, 2003	$8,778	$(7)	$8,771

Corporate bonds	$15,451	$21	$15,472

Total marketable securities at December 31, 2002	$15,451	$21	$15,472

(4) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2003	2002
Equipment, computers and software	$16,427	$5,541
Equipment under capital leases	—	11,296
Leasehold improvements and office equipment	9,163	8,559

	25,590	25,396
Less-accumulated depreciation and amortization	(16,814)	(10,842)

Total property and equipment, net	$8,776	$14,554

        These assets are stated at cost and are being depreciated and amortized over their estimated useful lives on a straight-line basis as follows:

Equipment, computers and software	3-5 years
Office equipment	5 years
Leasehold improvements	Remaining term of lease
Equipment under capital lease	3-5 years

        Depreciation expense was $6,916, $8,020 and $8,374 for the years ended December 31, 2003, 2002 and 2001, respectively. As a result of the Company's repayment of their capital lease obligations during 2003 (See Note 9), the Company has obtained title to all equipment previously under capital leases. Accumulated amortization related to equipment under capital leases was $5,168 at December 31, 2002.

        Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred.

        During the year ended December 31, 2002, the Company determined that certain conditions had arisen which triggered the need to review its long-lived assets for potential impairment. The conditions included, but were not limited to, the overall business climate in which the Company was operating and a significant change in the manner in which the Company was utilizing its DNA sequencing facility and related assets. The Company's review concluded that the carrying value of the long-lived assets exceeded their fair value by approximately $6,000. The impairment charge included the write-down of sequencing equipment, computer hardware and software and leasehold improvements and was allocated to the individual assets on a pro-rata basis. (See Note 2)

(5) ACQUISITION OF DNA SCIENCES, INC.

        On May 15, 2003, under order of the United States Bankruptcy Court, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for $1,800 including related fees and expenses. Included in the fees and expenses is $75 which represents the fair value of warrants exercisable for up to 75 shares of the Company's common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35 which represents the fair value of 25 shares issued by the Company to a licensor in connection with a license modification of a license acquired in connection with the acquisition. The primary assets acquired consisted of a GLP compliant and Clinical Laboratory Improvement Amendments (CLIA) licensed genotyping services business, licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test, as well as certain trade accounts receivable and fixed assets.

        The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values on the date of acquisition. The fair value of the assets received was greater than the purchase price and, therefore, the fair value of the long-lived assets was reduced, on a pro-rata basis, by the excess. After consideration of such reduction, included in the accompanying December 31, 2003 consolidated balance sheet is $840 of acquired intellectual property and other intangible assets, net of accumulated amortization of approximately $75. The intellectual property is being amortized over its estimated useful life of 5 to 10 years and amortization expense is estimated to be approximately $120 per year for each of the next five years.

        The accompanying consolidated statement of operations includes the operating results of DNA Sciences since the date of the acquisition. Pro forma results of operations have not been presented, as the acquisition is not deemed to be a material business combination.

        In May 2003, subsequent to the closing, the Company and Prometheus Laboratories, Inc. (Prometheus) amended a license agreement primarily to provide certain additional rights to the TPMT test to Prometheus in exchange for a $675 cash payment to the Company. The $675 payment is included in License and Service Revenue in the accompanying 2003 consolidated statement of operations, as the Company had no further obligation to provide any additional information or services to Prometheus under the terms of the agreement.

(6) INVESTMENT IN AFFILIATE

        In November 2003, the Company entered into several agreements with Sciona Limited (Sciona), a private company based in England, whereby the Company granted a technology license to Sciona (the Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (the Investment). The Technology License grants Sciona an exclusive license to the Company's HAP Technology for consumer products, as defined in the Technology License, for a period of five years. Sciona is obligated to pay to the Company specified royalties and service fees subject to minimum annual payments. The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

        The Company agreed to fund certain expenses until Sciona reaches certain levels of financial performance for up to 18 months (Sciona Milestones). Since entering into the agreements, the Company has funded $71 of Sciona expenses which are included in other current assets in the accompanying 2003 consolidated balance sheet. Should Sciona not meet the Sciona Milestones, the Company may terminate the license and the equity interest will revert back to Sciona (the Termination Provision).

        Deferred revenue resulting from the Technology License and the accompanying investment were initially recorded based upon the $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License. The excess of the Investment over the underlying fair value of the net assets of Sciona is considered to be unamortizable goodwill. Deferred revenue will be amortized into income over the term of the Technology License once the Termination Provision has lapsed. The Company also includes in equity in loss of affiliate in the accompanying consolidated statement of operations, its percentage interest in the unaudited losses of Sciona for the period the investment was owned and reduced the investment by a like amount. For the period ended December 31, 2003, the Company recorded $100 of such losses. Also included in the accompanying 2003 consolidated statement of operations is $126 of revenues resulting from services provided to Sciona throughout 2003, prior to the technology license. The excess of the investment over the underlying fair value of the net assets of Sciona is considered to be unamortizable goodwill.

(7) ACCRUED EXPENSES

        A summary of accrued expenses is as follows:

	December 31,
	2003	2002
Payroll and employee benefits	$1,269	$582
Professional fees	530	490
Other	1,126	679

Total accrued liabilities	$2,925	$1,751

(8) FINANCING ARRANGEMENTS

        Long-term debt consists of the following:

	December 31,
	2003	2002
Notes payable to Connecticut Innovations, Inc. (CII) bearing interest at 6.5%, monthly payments of principal and interest.	$4,536	$4,898
Note payable to Comerica Bank (Comerica) bearing interest at the prime rate plus 2.5% (6.5% at December 31, 2003) monthly payments of principal of $139 plus interest are payable through September 2006.	4,582	—

Total long-term debt	9,118	4,898
Less-current portion	(2,088)	(397)

Total long-term debt, less current portion	$7,030	$4,501

        The Company has entered into financing agreements (the Agreements) with CII, a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company's facility expansion. The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011. Borrowings under the Agreements are collateralized by the related leasehold improvements.

        In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica. Borrowings under the agreement are secured by certain assets of the Company. Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined. The Company was in compliance with such financial covenants as of December 31, 2003. In addition, the agreement includes a material adverse change clause which provides that all amounts become due upon such a change. The Company has no indication that it is in default of the material adverse change clause and therefore has classified its debt based on the scheduled payment dates.

        In connection with the agreement, the Company issued a warrant to Comerica, which is exercisable through September 30, 2010, for the purchase of up to 132 shares of common stock at an exercise price of $1.90 per share. The relative fair value of the warrant on the date of issue, approximately $209, is being amortized into interest expense over the life of the loan.

        Aggregate future maturities of the notes payable are as follows:

Year Ending December 31
2004	$2,088
2005	2,117
2006	1,730
2007	512
2008	547
Thereafter	2,124

$9,118

(9) CAPITAL LEASES

        There were no outstanding capital lease obligations at December 31, 2003. Capital lease obligations related to equipment consist of the following at December 31, 2002:

Capital lease obligations to Finova Capital Credit Corp. (Finova)	$7,207
Capital lease obligations to Newcourt Financial USA, Inc.	517
Capital lease obligations to General Electric Capital Corporation (GE)	3,177
Capital lease obligation to IBM Credit Corp.	286

Total capital lease obligations	$11,187

        During 2002, the Company received notices from GE and Finova claiming that an event of default had occurred under the lease agreements. Because of the alleged default, GE and Finova each declared that all principal and future interest obligations were immediately due and payable. In March 2003, the Company settled the default claim with GE and, as additional security for its payment obligations to GE, the Company delivered a $2,000 irrevocable letter of credit and agreed to additional covenants. The restricted cash which backed the letter of credit was retroactively reflected in the accompanying financial statements as of December 31, 2002. As a result of the default claims, the Company recorded an additional interest charge of approximately $1,800 during the fourth quarter of 2002 for future interest due under the capital lease agreement with Finova. As of December 31, 2002, the amounts due to GE and Finova were classified as current obligations.

        In September 2003, the Company prepaid its capital lease obligations with Finova and Newcourt and paid all amounts due, including any end of lease buy out provisions for equipment retained. In connection with the Finova agreement, the Company paid a total of $4,200, which included a prepayment discount of approximately $88 that was credited to interest expense during 2003. Under their original terms, the lease leases covered by the Finova agreement would have expired between November 2003 and August 2004. In connection with the Newcourt agreement, the Company paid a total of approximately $173, which represented all future interest and principal due under the leases which, by their original terms, would have expired in November and December 2003. The Company returned certain equipment financed and recorded an additional charge of approximately $368 related to the equipment returned. In connection with the buyout, Finova and Newcourt released their liens on all purchased equipment.

        In October 2003, the Company terminated its capital lease obligations with GE and paid all outstanding obligations due, including end of lease buy out provisions. Under their original terms, the leases covered by the GE agreement would have expired between October 2003 and February 2005. The Company made a payment of $1,700 to GE, which represented all principal and interest through the date of buyout as well as a prepayment penalty of approximately $126. As a result of the termination of the lease, the $2,100 of restricted cash was released and the Company received full title to the equipment. During 2003, the Company recorded a charge of $60 in connection with the termination.

(10) PREFERRED STOCK

        In October 2003, the Company sold 270,000 shares of newly designated Series A Redeemable Convertible Preferred Stock (Series A), $0.001 par value per share, to RAM Trading, Ltd. (RAM) for

$22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150. In connection therewith, RAM was issued a warrant to purchase, in whole but not in part, an additional 190 shares of Series A through December 31, 2005, at $22.50 per share, which if exercised would result in gross proceeds to the Company of $4,275. RAM is required to exercise the warrant if the sales price for the Company's common stock closes above $4.00 for 23 consecutive business days.

        The Series A and the warrant were recorded at their relative fair market values of $5,195 and $880, respectively, net of the issuance costs. As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is accreted to the earliest Put Date (as defined below) using the effective interest rate method. This accretion results in a higher effective dividend and is reflected in net loss applicable to common shareholders in the accompanying 2003 consolidated statement of operations.

        In connection with the issuance of the Series A, the Company immediately recognized a charge of $2,200 which represents the beneficial conversion feature of the stock on the date of issuance, which resulted from the difference between the fair value of the Company's common stock and the price paid per common share equivalent. In addition, the Company will recognize a $49 charge for the beneficial conversion feature of the warrant, which will be recognized over the life of the warrant. If the warrant is exercised prior to its expiration date, any outstanding charges will be immediately recognized. A charge of $4 is included in the accompanying 2003 consolidated statement of operations in connection with the beneficial conversion feature of the warrant. This beneficial conversion is also reflected in net loss applicable to common shareholders in the accompanying 2003 consolidated statement of operations.

        The rights of the Series A holders are as follows:

        Voting Rights—the holders of Series A are entitled to vote on all matters and shall be entitled to the number of votes equal to the number of shares of common stock into which each share of Series A is convertible. The Company has filed a proxy with the Securities and Exchange Commission for a stockholder vote which, among other things, would reduce these voting rights to 0.88 votes per common equivalent share to comply with certain NASDAQ Marketplace rules.

        Dividend Rights—the Series A earns a dividend at the rate of 2% per annum payable in cash in arrears semi-annually in January and July. Included in accrued dividends in the accompanying 2003 balance sheet is $22 related to the Series A dividends.

        Conversion Rights—Each share of Series A is convertible into ten shares of common stock at the option of the holder. On or after October 29, 2006, the Company can require the conversion of the Series A if the common stock has traded above $7.00 for 23 consecutive business days.

        Redemption Rights—Under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66 2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants. The redemption value is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends. A significant event is generally defined as a dissolution of the company or the sale of the company or substantially all of its assets. If the significant event or breach occurs prior to October 29, 2008, the face value plus all of the unpaid cash dividends through October 29, 2008 also become payable ($6,700 at December 31, 2003). In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (the Put Dates). Genaissance may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

        In connection with the issuance of the Series A, the Company is required to maintain certain covenants. The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $11,000 ($7,000 if the warrant is exercised); (ii) paying dividends on common; and (iii) redeeming any equity securities. The Company was in compliance with these covenants as of December 31, 2003.

(11) COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common stock

        As of December 31, 2003, the Company has authorized 58,000 shares of common stock. As of December 31, 2003, 9,464 shares have been reserved for issuance upon the exercise of warrants and under the Company's stock option and employee stock purchase plans.

        The Company may issue additional shares of common stock and additional stock options in 2004 under the terms of a proposed merger agreement with Lark Technologies, Inc. (see Note 17).

Stock option plan

        In 1993, the Board of Directors and stockholders approved the Stock Option Plan (as amended in 2000, the Plan) which provides for grants of incentive and nonqualified stock options and restricted shares. As of December 31, 2003, under the terms of the Plan, stock options and restricted stock may be granted for up to a maximum of 4,787 shares. Options granted under the Plan are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant. In the event of certain capital stock changes, the options are subject to adjustment in accordance with anti-dilution provisions.

        The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement requires the measurement of the fair value of stock options to be included in the consolidated statement of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123.

        A summary of the status of the Company's stock option plan at December 31, 2003, 2002 and 2001 and changes during the periods then ended is presented below:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	3,463	$6.31	3,084	$8.06	2,512	$8.58
Granted	1,596	2.23	939	2.09	788	6.24
Cancelled or expired	(852)	7.11	(550)	9.02	(140)	10.32
Exercised	(50)	1.27	(10)	.01	(76)	2.05
Outstanding, December 31	4,157	$4.64	3,463	$6.31	3,084	$8.06

Options exercisable, December 31	1,871	$6.06	1,643	$6.55	1,385	$7.11

Weighted average fair value of options granted during the year		$1.67		$1.77		$5.58

        The following table summarizes information about stock options at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$1.89	803	8.8	$1.08	198	$1.02
$1.90-$2.99	1,428	9.4	2.52	304	2.44
$3.00-$5.99	1,027	6.7	3.83	735	3.60
$6.00-$18.99	813	6.6	11.25	562	11.22
$19.00-$32.20	86	6.7	20.16	72	20.15

	4,157	8.0	$2.44	1,871	$6.06

        During 2003, 2002 and 2001, options to purchase 1,596, 826 and 703 shares, respectively, of common stock were granted at an exercise price equal to the fair value of the common stock on the date of grant at weighted average exercise prices of $2.23, $1.65 and $6.00, respectively, per share. The weighted average fair value of options at the date of grant, as prescribed by SFAS No. 123 was $1.67, $1.36 and $4.86 during 2003, 2002 and 2001, respectively. In addition, during 2002, options to purchase 113 shares of common stock were granted at an exercise price greater than the fair value of the common stock on the date of grant at a weighted average exercise price of $5.31 per share. During 2001, options to purchase 85 shares of common stock were granted at an exercise price less than the fair value of the common stock on the date of grant at a weighted average exercise price of $8.25 per share. The weighted average fair values of these options at the date of grant, as prescribed by SFAS No. 123 was $2.67 and $11.42 during 2002 and 2001, respectively.

        Total compensation (benefit) expense recorded in the accompanying consolidated statements of operations associated with employee stock options is $222, $(104) and $391 for the years ended

December 31, 2003, 2002 and 2001, respectively. Unamortized compensation expense associated with outstanding stock options at December 31, 2003, is approximately $133.

        The Company accounts for options granted to consultants, which include scientific advisory board members, using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus No. 96-18. Total compensation expense recorded in the accompanying consolidated statements of operations associated with these consultant options is $78, $116 and $107 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees using the Black-Scholes option pricing model. The weighted average assumptions used are as follows:

	2003	2002	2001
Risk-free interest rate	3.13%	3.81%	4.24%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	97%	116%	117%

        Under the Plan, the Company may grant restricted stock awards entitling recipients to acquire shares of our common stock on such terms as the compensation committee determines, subject to forfeiture in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period. The Company granted restricted stock awards, providing for the purchase of shares of common stock at par value to certain employees, with vesting over a four-year period. Compensation expense of $18 and $296 was recognized in 2003 and 2002, respectively in connection with the issuance of the restricted shares. Additional compensation expense will be recorded over the vesting period based on the fair market value of the shares on the vesting date.

        The Company is seeking to increase the number of shares authorized under the stock option plan to 7,187. The shareholder vote on the additional 2,400 shares allocated to the plan will take place at the shareholder meeting on April 1, 2004.

Employee stock purchase plan

        During fiscal 2000, the board of directors adopted the Employee Stock Purchase Plan 2000 (ESPP). Under the ESPP, eligible employees may purchase common stock at not less than 85% of fair value, as defined. The Company has reserved 250 shares of common stock for issuance under the ESPP. As of December 31, 2003, all 250 shares have been issued under the ESPP.

        The Company is seeking to increase the number of shares authorized under the ESPP to 650. The shareholder vote on the additional 400 shares allocated to the plan will take place at the shareholder meeting on April 1, 2004.

Common stock warrants

        The Company has historically issued warrants in connection with certain of its financing and capital raising activities.

        As of December 31, 2003, the Company had warrants outstanding to purchase 707 shares of common stock of the Company at a weighted average exercise price of $4.95. The warrants expire from November 2004 through September 2010. Certain warrants include anti-dilutive provisions, as defined.

(12) INCOME TAXES

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

        The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2003, 2002 and 2001, is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
State tax benefit, net of Federal taxes	6.4	5.9	12.6
Federal research and development tax credit	7.5	—	—
Other	(2.2)	2.1	(1.0)
Increase in deferred tax valuation allowance	(42.7)	(42.0)	(37.7)

	3.0%	—%	7.9%

        The Company has available, at December 31, 2003, unused net operating loss carryforwards of approximately $133.6 and $131.8 which may be available to offset future Federal and state taxable income, respectively, if any. The future utilization of these carryforwards may be limited due to changes in the Company's current and future ownership structure. Federal carryforwards are scheduled to expire from 2007 through 2023. State carryforwards are scheduled to expire from 2004 through 2023.

        As a result of legislation passed in the State of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment in exchange for foregoing the carryforward of the research and development credits at a rate of 65% of the annual incremental research and development tax credit, as defined. During 2001, the Company filed a claim to exchange its 2000 incremental research and development credit and, as a result, recognized a state income tax benefit of approximately $2,600. In addition, during 2001, the Company recorded an income tax receivable of $1,500 for the estimated proceeds from the 2001 research and development tax credit. The State of Connecticut rescinded the legislation during 2002. During 2003 legislation to reinstate the exchange program for the 2002, 2003 and 2004 tax years was passed. The Company has elected to participate in the exchange program for 2002 and 2003. During 2003, the Company filed a claim to exchange its 2002 research and development tax credit and, as a result, recorded a state income tax benefit of approximately $330. In addition, the Company recognized a benefit of approximately $250 for the estimated proceeds from the exchange of the 2003 research and development tax credit.

        Included in other long-term liabilities the accompanying consolidated balance sheets as of December 31, 2003 and 2002 is a tax reserve related to research and development tax credits claimed by the Company. Due to the fact that the Company's research and development tax credit claims are subject to audit at any time until all net operating loss carryforwards have been utilized, the reserve is classified as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2003 and 2002.

        The components of deferred income tax assets as of December 31, 2003 and 2002 are as follows:

	For the Years Ended December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards and tax credits	$61,580	$52,606
Other	4,084	4,882

Total deferred tax assets	65,664	57,488
Less—valuation allowance for deferred tax assets	(65,664)	(57,488)

Net deferred tax assets	$—	$—

        The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a valuation allowance for the entire deferred tax asset.

(13) COMMITMENTS AND CONTINGENCIES

401(k) retirement plan

        The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company provides a matching cash contribution of 25% of employee contributions, up to 8% of employee compensation. The Company contributed $114, $120 and $122 to the plan during 2003, 2002 and 2001, respectively.

Royalty and other commitments

        The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies management believes important to the Company's overall business strategy. The terms of certain of these agreements provide for the Company to pay future royalty payments based on product sales or sublicense income generated from the applicable technologies, if any. Additionally, certain agreements call for future payments upon achievement of certain milestones. The aggregate future annual minimum payments (assuming non-termination of these agreements) for fiscal 2004 through 2008 are $107 per year and $928 thereafter. The Company recorded royalty expenses of $243, $3,205 and $4,728 during 2003, 2002 and 2001, respectively relating to technology licenses.

Operating leases

        The Company leases its operating facilities located in New Haven, Connecticut and Morrisville, North Carolina. The New Haven lease agreements require annual lease payments of $1,100 per year terminating in 2006. The Company has two five-year renewal options to extend the lease beyond its initial term. The Company is recording the expense associated with the lease on a straight-line basis over the expected ten-year minimum term of the lease. The North Carolina lease agreement requires annual lease payments of $612,000. This lease is renewable annually and expires in February, 2005, with mutual 6-month termination provisions.

        In addition, the Company also has operating leases for various office equipment.

        Rental expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 was $1,767, $1,168 and $1,055, respectively.

        Future minimum payments under all non-cancelable operating leases in effect as of December 31, 2003 are as follows:

2004	$1,779
2005	1,205
2006	1,022
2007	1,013
2008	1,011
Thereafter	2,781

Indemnification provisions

        In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in the Company's judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has not recorded a liability for these provisions as of December 31, 2003.

(14) LEGAL MATTERS

        The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2003, there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position and cash flows.

(15) SIGNIFICANT CUSTOMERS AND FOREIGN BASED REVENUES

        For the years ended December 31, 2003, 2002 and 2001 approximately 0%, 4% and 6%, respectively, of the Company's revenues resulted from foreign-based customers. For the year ended December 31, 2003, revenue from Johnson & Johnson Pharmaceutical Research and Development (J&J PRD), Millennium Pharmaceuticals, Inc. and Pfizer accounted for 63% of our total revenue. For the years ended December 31, 2002 and 2001, revenue from Gene Logic, Inc., J&J PRD and Pfizer, Inc., accounted for 82% and 94% of our total revenue, respectively. The contract with J&J PRD, which accounted for 23%, 46% and 41% of our revenue for 2003, 2002 and 2001, respectively, expired in January 2004. The contract with Gene Logic, Inc., which accounted for 24% and 34% of our 2002 and 2001 revenues, respectively, expired in the fourth quarter of 2002.

(16) QUARTERLY DATA—UNAUDITED

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total Revenues	$2,139	$3,113	$2,571	$4,696
Total operating expenses	6,798	7,118	8,545	8,544
Operating loss	(4,659)	(4,005)	(5,974)	(3,848)
Net loss applicable to common shareholders	(4,726)	(3,786)	(5,844)	(6,480)
Net loss per common share:
Basic and diluted	(0.21)	(0.17)	(0.25)	(0.28)
	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total Revenues	$1,851	$1,933	$1,754	$2,573
Total operating expenses	10,739	15,186	6,668	6,146
Operating loss	(8,888)	(13,253)	(4,914)	(3,573)
Net loss applicable to common shareholders	(9,060)	(13,463)	(5,210)	(5,350)
Net loss per common share:
Basic and diluted	(0.40)	(0.59)	(0.23)	(0.23)

(17) SUBSEQUENT EVENTS

        In December 2003, the Company entered in to an agreement to acquire Lark Technologies, Inc. (Lark) in a stock-for-stock exchange to be accounted for as a purchase transaction. A joint proxy/ prospectus was declared effective by the SEC in February 2004 and the shareholder meetings to vote on the merger are scheduled to take place on April 1, 2004. The transaction is expected to close early in the second quarter of 2004. Lark provides contract molecular biology services to the pharmaceutical, biotechnology and agbio industries.

        Under the terms of the merger agreement, Lark shareholders will receive 1.81 shares of the Company's common stock in exchange for each Lark share of common stock, or an aggregate of approximately 6,600 shares of the Company's common stock. In addition, options to purchase approximately 833 shares of Lark common stock will be converted in to options to purchase approximately 1,500 shares of the Company's common stock. The total cost of the acquisition is currently estimated to be approximately $22,800 consisting of the following:

(Unaudited)
Market value of the Company's common stock to be issued in exchange for outstanding Lark common stock	$19,730
Fair value of Lark stock options to be assumed	2,246
Estimated direct transaction costs of the Company	800

$22,776

        The Company will account for the acquisition of Lark under the purchase method of accounting for business combinations and, accordingly, the purchase price will be allocated to the tangible and identifiable intangible assets of Lark acquired by the Company and the liabilities assumed by the Company of the basis of their fair values on the acquisition date. Based on the financial statements of Lark as of September 30, 2003, the Company has preliminarily allocated the total costs of the acquisition to the net assets of Lark as follows:

(Unaudited)
Tangible assets acquired	$5,287
Intangible assets acquired	11,037
Goodwill	9,319
Liabilities assumed	(2,867)

Total estimated purchase price	$22,776

        The allocation of the purchase price is preliminary and will remain as such until the closing balance sheet is obtained. The final determination of the purchase price is expected to be completed as soon as is practicable after consummation of the merger. The final amounts allocated to assets and liabilities acquired could differ materially from the amounts presented above. Intangible assets identified include backlog with an estimated useful life of one year, customer relationships with an estimated useful life of 15 years, and GLP certification and trade name that have indefinite useful lives. Commencing on the date of acquisition, the Company will include the results of operations from Lark in their consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Board of Directors, based upon a recommendation of its Audit Committee, dismissed Arthur Andersen LLP (Arthur Andersen) as the Company's independent public accountants on June 4, 2002. We engaged PricewaterhouseCoopers LLP as our independent public accountants to audit our financial statements for the year ended December 31, 2002. PricewaterhouseCoopers commenced its engagement on June 4, 2002 with the review of the Company's financial statements for the second fiscal quarter ended June 30, 2002.

        Arthur Andersen's reports on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        During the year ended December 31, 2001 and through June 4, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen submitted a letter, dated June 4, 2002, stating its agreement with our statements filed on Form 8-K dated June 5, 2002 related to our change in public accountants.

        During the fiscal year ended December 31, 2001 and through June 4, 2002, we did not consult with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers which is set forth under "Executive Officers" in Item 1A of Part I of this report) have been omitted from this report, since we expect to file with the Securities and Exchange Commission, not later than 120 days after our fiscal year end, a definitive proxy statement. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. FINANCIAL STATEMENTS

    The financial statements are listed under Item 8 of this report.

  2.
  FINANCIAL STATEMENT SCHEDULES

    None.

(b)
REPORTS ON FORM 8-K

        On December 22, 2003, we filed a Current Report on Form 8-K, announcing that we entered into an agreement and plan of merger relating to our acquisition of Lark Technologies, Inc.

        On December 2, 2003, we filed a Current Report on Form 8-K, announcing that we entered into a technology license agreement with Sciona Limited.

        On November 12, 2003, we furnished a Current Report on Form 8-K, announcing our financial results for the three and nine-month periods ended September 30, 2003.

        On November 5, 2003, we filed a Current Report on Form 8-K, announcing that we had sold shares of newly designated series A preferred stock, together with stock purchase warrants, and had entered into a term loan with Comerica Bank.

(c)
EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1^(1)	Asset Purchase Agreement between Genaissance and DNA Sciences, Inc., dated March 28, 2003.
2.2^(1)	Amendment No. 1, dated May 5, 2003, to Asset Purchase Agreement between Genaissance and DNA Sciences, Inc., dated March 28, 2003.
2.3^(2)	Agreement and Plan of Merger, dated as of December 18, 2003, by and among Genaissance, Brown Acquisition Corp. and Lark Technologies, Inc.
3.1(9)	Amended and Restated Certificate of Incorporation, as amended.
3.2(3)	Amended and Restated By-Laws.
4.1(3)	Specimen Certificate of Genaissance's Common Stock, $.001 par value.
4.2(3)	Form of Common Stock Purchase Warrant, together with a list of warrant holders.
4.3(9)	Warrant, dated as of October 29, 2003, issued by Genaissance to RAM Trading, Ltd.
4.4(9)	Specimen Certificate of Genaissance's Series A Preferred Stock, $.001 par value.
10.1*(3)	2000 Amended and Restated Equity Incentive Plan, as amended.
10.1A*(3)	Stock Option Plan.
10.2*(3)	Employee Stock Purchase Plan 2000, as amended.

10.3(3)	Form of Indemnification Agreement between Genaissance and its directors.
10.4(3)	Lease Agreement between Genaissance and Science Park Development Corporation dated September 15, 1998.
10.5(3)	Amendment No. 1 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 1, 1999.
10.6(3)	Amendment No. 2 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 16, 1999.
10.7*(3)	Genaissance 401(k) Plan
10.8(3)+	Collaboration Agreement between Genaissance and Telik, Inc. dated February 11, 1998.
10.9(3)	First Amendment, dated February 11, 1999, to the Collaboration Agreement between Genaissance and Telik, Inc. dated February 11, 1998.
10.10(3)+	License Agreement between Genaissance and Visible Genetics, Inc. dated November 21, 1996.
10.11(3)+	Patent License Amending Agreement between Genaissance and Visible Genetics, Inc. dated March 16, 2000.
10.12(3)	Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated September 15, 1998.
10.13(3)	Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated December 1, 1999.
10.14*(3)	Employment Agreement with Kevin Rakin dated August 24, 1998.
10.15*(3)	Employment Agreement with Gerald F. Vovis dated April 15, 1999.
10.16(3)+	Strategic Alliance Agreement between Genaissance and Sequenom, Inc. dated as of May 3, 2000.
10.17(3)	Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
10.18(3)	Second Amended and Restated Registration Rights Agreement with the purchasers of Series A and Series KBL Non-voting Preferred Stock dated March 10, 2000.
10.19(3)	Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated March 10, 2000.
10.20(3)	Registration Rights Agreement with purchasers of Series C Preferred Stock dated March 10, 2000.
10.21(3)	Amendment No. 3 to Lease Agreement between Genaissance and Science Park Development Corporation dated June 1, 2000.
10.22(3)	Purchase Agreement with Connecticut Innovations, Incorporated dated March 10, 1994.
10.23(3)	Financing Agreement with Connecticut Innovations, Incorporated dated November 16, 1994.
10.24(3)	Financing Agreement with Connecticut Innovations, Incorporated dated September 10, 1996.
10.25(3)	Agreement Concerning Conversion of Convertible Note and Connecticut Presence with Connecticut Innovations, Incorporated dated August 24, 1998.
10.26(3)	Supplemental Agreement to Agreement Concerning Conversion of Convertible Note and Connecticut Presence with Connecticut Innovations, Incorporated dated November 23, 1999.
10.27(3)	Letter Agreement with Connecticut Innovations, Incorporated dated February 17, 2000.
10.28(4)	Third Loan Agreement with Connecticut Innovations, Incorporated dated July 26, 2000.
10.29(5)+	Agreement with Pfizer Inc. dated August 29, 2001.
10.30(5)+	HAP™ Focus Trial License Agreement with AstraZeneca UK Limited dated as of November 29, 2001.
10.31(5)+	Mednostics™ Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.

10.32(5)+	International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4, 2002.
10.33(5)+	HAP™ Focus Trial License Agreement with Biogen, Inc. dated December 21, 2001.
10.34(5)	Form of Registration Rights Agreement Waiver dated February 18, 2002.
10.35*(5)	Employment Agreement with Richard Judson dated November 20, 2001.
10.36(5)	Fourth Amendment to Lease between Science Park Development Corporation and Genaissance dated September 30, 2001.
10.37+(6)	Amendment, dated May 13, 2002, to Agreement with Pfizer Inc. dated August 29, 2001.
10.38*(7)	First Amendment, dated September 1, 2002, to Employment Agreement with Gualberto Ruano dated August 24, 1998. Filed herewith.
10.39*(7)	First Amendment, dated September 1, 2002, to Employment Agreement with Kevin Rakin dated August 24, 1998. Filed herewith.
10.40+(7)	Amendment, dated November 22, 2002, to Collaboration Agreement with Janssen Research Foundation dated November 22, 2000.
10.41+(7)	Amendment, dated December 18, 2002, to Mednostics™ Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.
10.42+(7)	Agreement with Pharmacia & Upjohn Company dated December 12, 2002.
10.43+(7)	Training and License Agreement with Becton, Dickinson and Company dated December 18, 2002.
10.44+(1)	Technology and Database License Agreement between Genaissance and Millennium Pharmaceuticals, Inc., dated January 7, 2003.
10.45+(1)	Research Collaboration and License Agreement between Genaissance, Bayer AG and Bayer Healthcare LLC, dated January 15, 2003.
10.46(1)	Amendment, dated February 6, 2003, to Agreement with Pfizer Inc., dated August 29, 2001.
10.47+(1)	Genotyping Services Agreement between Genaissance and Wayne State University, dated March 11, 2003.
10.48(1)	Amendment, dated March 12, 2003, to Master Equipment Lease Agreement between Genaissance and General Electric Capital Corporation (successor-in-interest to Oxford Venture Finance, LLC), dated June 10, 1999.
10.49*(1)	Management Incentive Program Summary.
10.50*(8)	Employment Agreement with Ben Kaplan, dated May 6, 2003.
10.51(9)	Series A Preferred Stock Purchase Agreement, dated as of October 29, 2003, by and between Genaissance and RAM Trading, Ltd.
10.52(9)	Registration Rights Agreement, dated as of October 29, 2003, by and between Genaissance and RAM Trading, Ltd.
10.53(10)	Loan and Security Agreement, dated as of September 30, 2003, by and between Genaissance and Comerica Bank.
10.54+(11)	Consumer Genomics and HAP™ Technology License Agreement, dated as of November 17, 2003, by and between Genaissance and Sciona Limited.
10.55+(11)	Investment Agreement between Genaissance, Prelude Trust PLC, Abbey National Treasury Services Overseas Holdings and Sciona Limited, not dated.
10.56+	Agreement, dated as of May 15, 2003, between Genaissance and Prometheus Laboratories, Inc. Filed herewith.
10.57*	Employment Agreement with Kevin Rakin dated as of January 1, 2004. Filed herewith.
10.58*	Employment Agreement with Gerald F. Vovis dated as of January 1, 2004. Filed herewith.
10.59*	Employment Agreement with Richard Judson dated as of January 1, 2004 Filed herewith.
10.60*	Employment Agreement with Ben D. Kaplan dated as of January 1, 2004 Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed herewith.
16.1(12)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 5, 2002.
23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350. Filed herewith.
32.2	Certification pursuant to 18 U.S.C. 1350. Filed herewith.

*
Indicates a management contract or compensatory plan.

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission.

^
The exhibits and schedules to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Genaissance will furnish copies of any of the exhibits and schedules to the SEC upon request.

(1)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q, as amended (File No. 000-30981), for the quarter ended March 31, 2003 and incorporated herein by reference.

(2)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on December 22, 2003, as amended on February 17, 2004, and incorporated herein by reference.

(3)
Filed as an exhibit to Genaissance's Registration Statement on Form S-1, as amended (File No. 333-35314), and incorporated herein by reference.

(4)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2000 and incorporated herein by reference.

(5)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2001 and incorporated herein by reference.

(6)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2002 and incorporated herein by reference.

(7)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K, as amended (File No. 000-30981), for the year ended December 31, 2002 and incorporated herein by reference.

(8)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q, as amended (File No. 000-30981), for the quarter ended June 30, 2003 and incorporated herein by reference.

(9)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 5, 2003 and incorporated herein by reference.

(10)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q, as amended (File No. 000-30981), for the quarter ended September 30, 2003 and incorporated herein by reference.

(11)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on December 2, 2003, as amended on February 23, 2004, and incorporated herein by reference.

(12)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on June 4, 2002 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on March 30, 2004.

GENAISSANCE PHARMACEUTICALS, INC.
By:	/s/ KEVIN RAKIN Kevin Rakin Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN RAKIN Kevin Rakin	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2004
/s/ BEN D. KAPLAN Ben D. Kaplan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ JÜRGEN DREWS, M.D. Jürgen Drews, M.D.	Chairman of the Board	March 30, 2004
/s/ KAREN DAWES Karen Dawes	Director	March 30, 2004
/s/ JOSEPH KLEIN III Joseph Klein III	Director	March 30, 2004
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 30, 2004
/s/ SETH RUDNICK, M.D. Seth Rudnick, M.D.	Director	March 30, 2004
Christopher Wright	Director	March , 2004

QuickLinks

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
GENAISSANCE PHARMACEUTICALS, INC. Consolidated Balance Sheets (Amounts in thousands, except per share data)
GENAISSANCE PHARMACEUTICALS, INC. Consolidated Statements of Operations (Amounts in thousands, except per share data)
GENAISSANCE PHARMACEUTICALS, INC. Consolidated Statements of Cash Flows (Amounts in thousands)
GENAISSANCE PHARMACEUTICALS, INC. Notes to Consolidated Financial Statements (Amounts in thousands, except per share data)
PART III
PART IV
EXHIBIT INDEX
SIGNATURES