Form 10-Q
period 2004-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2004-05-17
CIK 1110009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Yes ☐     No ☒

The number of shares of the registrant’s outstanding common stock as of May 14, 2004, was 30,196,772 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended March 31, 2004

DecoGen®,  HAP® and HAPTM are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries.  All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – Financial Information

Item 1 – Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,302	$8,033
Marketable securities	6,129	8,771
Accounts receivable and unbilled revenue, net	2,325	2,573
State taxes receivables	1,497	1,442
Inventory	1,340	1,278
Other current assets	908	645

Total current assets	17,501	22,742

Property and equipment, net	7,689	8,776
Deferred financing costs, net	292	317
Investment in affiliate	2,419	2,531
Other assets	1,920	1,223

Total assets	$29,821	$35,589

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,109	$2,088
Accounts payable	1,363	898
Accrued expenses	1,523	2,925
Accrued dividends	1,188	1,181
Current portion of deferred revenue	1,774	1,455

Total current liabilities	7,957	8,547

Long-Term Liabilities:
Long-term debt, net of current portion	6,504	7,030
Deferred revenue, net of current portion	4,038	4,090
Other long-term liabilities	1,593	1,593

Total long-term liabilities	12,135	12,713

Series A Redeemable Convertible Preferred Stock:
460 authorized shares at March 31, 2004 and December 31, 2003; $.001 par value; 270 shares issued and outstanding at March 31, 2004 and December 31, 2003 (liquidation preference $6,075 at March 31, 2004 and December 31, 2003)	5,177	5,097

Warrant to purchase Series A Redeemable Convertible Preferred Stock	840	835

Stockholders’ Equity:
Common stock, 58,000 authorized shares, $.001 par value, 23,387 and 23,301 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	23	23
Preferred stock, 540 authorized shares at March 31, 2004 and December 31, 2003, no shares issued or outstanding except for Series A included above	—	—
Additional paid-in capital	220,558	220,541
Accumulated deficit	(216,869)	(212,160)
Accumulated other comprehensive income (loss)	—	(7)

Total stockholders’ equity	3,712	8,397

Total liabilities and stockholders’ equity	$29,821	$35,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenue:
License and service	$2,868	$2,139
Laboratory services	860	—

Total revenue	3,728	2,139

Operating expenses:
Cost of laboratory services	861	—
Research and development	5,012	4,739
General and administrative	2,358	2,059

Total operating expenses	8,231	6,798

Loss from operations	(4,503)	(4,659)

Other income	75	134
Interest expense	(180)	(201)

Loss before benefit from income taxes and equity in loss of affiliate	(4,608)	(4,726)

Income tax benefit	49	—
Equity in loss of affiliate, net of tax	(150)	—

Net loss	(4,709)	(4,726)

Preferred stock dividends and accretion	(110)	—
Beneficial conversion feature of warrant	(6)	—

Net loss attributable to common stockholders	$(4,825)	$(4,726)

Net loss per common share, basic and diluted	$(0.21)	$(0.21)

Weighted average shares used in computing net loss per common share	23,194	22,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,709)	$(4,726)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552	1,765
Stock based compensation	118	59
Loss in equity of affiliate	150	—
Changes in assets and liabilities -
Accounts receivable	248	381
Taxes receivable	(55)	—
Inventory and other current assets	(325)	(34)
Other assets	(727)	—
Accounts payable	464	242
Accrued expenses	(1,403)	191
Deferred revenue	268	99
Net cash used in operating activities	(4,419)	(2,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410)	(410)
Investment in affiliate	(38)	—
Investments in marketable securities	—	(4,583)
Proceeds from sale of marketable securities	2,650	7,235
Net cash provided by investing activities	2,202	2,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15	—
Repayment of long-term debt	(506)	(64)
Dividends paid	(23)	—
Repayment of capital lease obligations	—	(1,622)
Net cash used in financing activities	(514)	(1,686)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,731)	(1,467)

CASH AND CASH EQUIVALENTS, beginning of period	8,033	16,578

CASH AND CASH EQUIVALENTS, end of period	$5,302	$15,111

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	172	175
Issuance of restricted shares	—	296
Issuance of common stock for services	31	—
Taxes paid	6	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2004

(Amounts in thousands, except per share data)

(1)                     BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Genaissance Pharmaceuticals, Inc. is a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. The Company’s technology, services and clinical development expertise are marketed to biopharmaceutical and diagnostic development companies, as a comprehensive solution to their pharmacogenomic needs.  The Company’s goal is to improve drug development, drug therapy prescribed by physicians and the quality of a patient’s life by elucidating the role of genetic variation in drug response. Additionally, the Company provides Good Laboratory Practices (GLP) compliant DNA banking and research and GLP compliant genotyping and related services to a variety of companies.

The Company has prepared the accompanying condensed consolidated financial statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2003, included in its Annual Report on Form 10-K (File No. 000-30981).  The unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of the Company's operations for the three months ended March 31, 2004 and 2003, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

On May 2003, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc.  The assets acquired included a GLP compliant DNA banking and a GLP compliant genotyping services business licensed under the Clinical Laboratory Improvement Amendments (CLIA).  Revenue associated with this service business is included in laboratory services in the accompanying condensed consolidated statement of operations.

In December 2003, the Company entered into a merger agreement with Lark Technologies, Inc.  The stockholders of each company approved the merger on April 1, 2004.  See Note 12 for further discussion of the merger agreement and the merger.

The Company has incurred losses since inception and expects to incur losses in the future.  Based upon the Company’s current activities, the Company plans to fund its operations for at least the next twelve months with existing cash and marketable securities on-hand, revenue from HAP Technology customers and pharmacogenomic support service customers and revenue generated by Lark Technologies which was acquired by the Company on April 1, 2004.

(2)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128).  For the three months ended March 31, 2004 and 2003, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented.  The outstanding preferred stock (see Note 8), stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 9,320 and 4,241 shares of common stock at March 31, 2004 and 2003, respectively.

(3)                     REVENUE RECOGNITION

The Company earns its revenue primarily through the licensing of its HAP Technology and by providing research genotyping services and GLP compliant DNA banking and genotyping services. The Company has also entered into agreements which provide for the Company to receive future milestone and royalty payments.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes SAB 101, Revenue Recognition in Financial Statements), Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by Statement of Position 98-9 (SOP 98-9), and Emerging Issues Task Force Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  In accordance with SAB 104 and EITF 00-21, the Company recognizes annual license and subscription fees over the term of the agreement and service fees as the services are performed.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalty payments, if any, will be recognized when received, provided that the milestone is substantive and a culmination of the earnings process has occurred.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.

(4)                     ACCOUNTING FOR STOCK-BASED COMPENSATION

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

At March 31, 2004, the Company had one stock-based compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarters ended March 31, 2004 and 2003:

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Net loss applicable to common stockholders, as reported	$(4,709)	$(4,726)
Add: Stock-based employee compensation expense included in reported net loss	39	58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(449)	(408)
Pro forma net loss applicable to common stockholders	$(5,119)	$(5,076)

Net loss per share:
Basic and diluted - as reported	$(0.21)	$(0.21)

Basic and diluted - pro forma	$(0.22)	$(0.22)

(5)                     SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2004 and 2003, Johnson & Johnson Pharmaceutical Research and

Development (J&J PRD) accounted for 16% and 35% of the Company’s revenue, respectively.  Millennium Pharmaceuticals, Inc. accounted for 10% and 15% of revenue for the three months ended March 31, 2004 and 2003, respectively.  Pfizer Inc. accounted for 38% of revenue for the three months ended March 31, 2004.  The collaboration agreement with J&J PRD expired in the first quarter of 2004.

(6)                     INVESTMENT IN AFFILIATE

In November 2003, the Company entered into several agreements with Sciona Limited (Sciona), a private company based in England, whereby the Company granted a technology license to Sciona (Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment).  The Technology License grants Sciona an exclusive license to the Company’s HAP Technology for consumer products, as defined in the Technology License, for a period of five years.  Sciona is obligated to pay to the Company specified royalties and service fees subject to minimum annual payments.  The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

The Company agreed to fund certain expenses until Sciona reaches certain levels of financial performance for up to 18 months (Sciona Milestones).  Since entering into the agreements, the Company has funded $118 of Sciona expenses which are included in other current assets in the accompanying 2004 condensed consolidated balance sheet.  Should Sciona not meet the Sciona Milestones, the Company may terminate the license and the equity interest will revert back to Sciona (Termination Provision).

Deferred revenue resulting from the Technology License and the accompanying investment were initially recorded based upon the $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License. The excess of the Investment over the underlying fair value of the net assets of Sciona is considered to be unamortizable goodwill.  Deferred revenue will be amortized into income over the term of the Technology License once the Termination Provision has lapsed. The Company also includes, in equity in loss of affiliate in the accompanying condensed consolidated statement of operations, its percentage interest in the unaudited losses of Sciona and reduced the investment by a like amount.  For the quarter ended March 31, 2004, the Company recorded $150 of such losses.  Also included in the accompanying consolidated statement of operations for the quarter ended March 31, 2004 is $47 of revenues for services provided to Sciona.

(7)                     LONG-TERM DEBT

In September 2003, the Company entered into a $5.0 million Loan and Security Agreement with Comerica.  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.0% at March 31, 2004) plus 2.5%.  Borrowings under the agreement are secured by certain assets of the Company.  Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  In addition, the agreement includes a material adverse change clause which provides that all amounts become due upon such a change.  The Company was in compliance with these covenants as of March 31, 2004.

(8)                     PREFERRED STOCK

In October 2003, the Company sold 270,000 shares of newly designated Series A Redeemable Convertible Preferred Stock (Series A), $0.001 par value per share, to RAM Trading, Ltd. (RAM) for $22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150.  In connection therewith, RAM was issued a warrant to purchase, in whole but not in part, an additional 190,000 shares of Series A through December 31, 2005, at $22.50 per share, which if exercised would result in gross proceeds to the Company of $4,275.  RAM is required to exercise the warrant if the price for the Company’s common stock closes above $4.00 for 23 consecutive business days.

The Series A and the warrant were recorded at their relative fair market values of $5,195 and $880, respectively, net of the issuance costs.  As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is accreted to the earliest Put Date (as defined below) using the effective interest rate method.  This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying consolidated statement of operations for the quarter ended March 31, 2004.

In connection with the issuance of the Series A, the Company immediately recognized a charge of $2,200 which represents the beneficial conversion feature of the stock on the date of issuance, which resulted from the difference between the fair value of the Company’s common stock and the price paid per common share equivalent. In addition, the Company is recognizing a $49 charge for the beneficial conversion feature of the warrant over the life of the warrant.  If the warrant is exercised prior to its expiration date, any outstanding charges will be immediately recognized.  A charge of $6 is included in the accompanying 2004 condensed consolidated statement of operations in connection with the beneficial conversion feature of the warrant. This beneficial conversion is also reflected in net loss applicable to common stockholders in the accompanying 2004 condensed consolidated statement of operations.

The rights of the Series A holders are as follows:

Voting Rights – the holders of Series A are entitled to vote on all matters and shall be entitled to .88 votes per share of common stock into which each share of Series A is convertible.

Dividend Rights - the Series A earns a dividend at the rate of 2% per annum payable in cash in arrears semi-annually in January and July.  Included in accrued dividends in the accompanying 2004 balance sheet is $29 related to the Series A dividends.

Conversion Rights - Each share of Series A is convertible into ten shares of common stock at the option of the holder.  On or after October 29, 2006, the Company can require the conversion of the Series A if the common stock has traded above $7.00 for 23 consecutive business days.

Redemption Rights - Under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66 2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants.  The redemption value is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends.  A significant event is generally defined as a dissolution of the Company or the sale of the Company or substantially all of its assets.  If the significant event or breach occurs prior to October 29, 2008, the face value plus all of the unpaid cash dividends through October 29, 2008 also become payable ($6,660 at March 31, 2004).  In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (Put Dates). The Company may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

In connection with the issuance of the Series A, the Company is required to maintain certain covenants.  The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $11,000 ($7,000 if the warrant is exercised); (ii) paying dividends on its common stock; and (iii) redeeming any equity securities.  The Company was in compliance with these covenants as of March 31, 2004.

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

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003

Net loss	$(4,709)	$(4,726)
Other comprehensive loss	7	(17)
Total comprehensive loss	$(4,702)	$(4,743)

(10)              COMMITMENTS AND CONTINGENCIES

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN 34.  FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Adoption of FIN 45 did not have a material impact on either the operating results or financial position of the Company.

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in the Company’s judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited, and the Company may have insurance coverage related to any potential loss. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has not recorded a liability for these provisions as of March 31, 2004.

(11)              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements. In November 2003, the FASB deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable, noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

(12)              SUBSEQUENT EVENT

On April 1, 2004 the stockholders of the Company and the stockholders of Lark Technologies, Inc. (Lark) voted to approve the plan of merger the two companies entered into in December 2003, and the merger closed that day.  Under the terms of the agreement, the Company acquired Lark in a stock-for-stock exchange accounted for as a purchase transaction.  Lark provides contract molecular biology services to the pharmaceutical, biotechnology and agbio industries.

Lark stockholders received 1.81 shares of the Company’s common stock in exchange for each Lark share of common stock, or an aggregate of approximately 7,111 shares of the Company’s common stock.  In addition, options to purchase approximately 800 shares of Lark common stock were converted into options to purchase approximately 1,450 shares of the Company’s common stock.  The total cost of the acquisition is $25,758 consisting of the following:

(Unaudited)
Market value of the Company’s common stock issued in exchange for outstanding Lark common stock	$21,120
Fair value of Lark stock options assumed	3,524
Direct transaction costs of the Company	1,114
$25,758

The purchase price will be allocated to the tangible and identifiable intangible assets of Lark acquired by the Company and the liabilities assumed by the Company on the basis of their fair values on the acquisition date.  Based on the financial statements of Lark as of December 31, 2003, the Company has preliminarily allocated the total costs of the acquisition to the net assets of Lark as follows:

(Unaudited)
Tangible assets acquired	$5,795
Identifiable intangible assets acquired	11,037
Goodwill	11,783
Liabilities assumed	(2,857)
Total purchase price	$25,758

The allocation of the purchase price is preliminary and will remain as such until the closing balance sheet of Lark is obtained.  The final amounts allocated to assets and liabilities acquired could differ materially from the amounts presented above.  Identifiable intangible assets include backlog of $200 with an estimated useful life of one year, customer relationships of $7,200 with an estimated useful life of 15 years, and GLP certification of $137 and trade name of $3,500 that have indefinite useful lives.  The amount allocated to goodwill will not be deductible for tax purposes.  Commencing on April 1, 2004, the date of acquisition, the Company will include the results of operations from Lark in its consolidated financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to our revenue, costs and liquidity position.  These expectations are based on certain assumptions regarding our research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and growth in our revenue and other factors relating to our business.  These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Common Terms

We use the following terms in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

HAP Technology – the key components of our HAP Technology are:  a database of highly-informative, proprietary measures of genomic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes; a proprietary informatics system, which we call DecoGen, including unique algorithms, for defining patient populations with different drug responses; a cost-effective, efficient process for measuring genomic variation in clinical DNA samples, which we call HAP Typing; Good Laboratory Practices (GLP) compliant DNA banking and genotyping services and clinical genetics development skills.

STRENGTH program (Statin Response Examined by Genetic HAP Markers) – this program was designed to apply our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

CARING program (Clozapine and Agranulocytosis Relationships investigated by Genetics (HAP Markers)) – this program was designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine.

Cardiac Channelopathies program – this program was designed to develop a genetic test compliant under the Clinical Laboratory Improvement Amendments (CLIA) for detecting cardiac ion channel mutations. Cardiac channelopathies, including familial Long QT (LQT) and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm (arrhythmia). Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients.  If left undiagnosed and untreated, these conditions can be fatal. We will also seek to discover genetic markers that are predictive of QT prolongation and arrhythmias, which are drug induced and occur in patients with other disorders, such as congestive heart failure.

Proprietary Programs – The three programs described above are referred to collectively as our Proprietary Programs.

Overview

We are a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. Our technology, services and clinical development expertise are marketed to pharmaceutical, biotechnology and diagnostic companies, as a comprehensive solution to their pharmacogenomic needs.  Our goal is to improve drug development, drug therapy prescribed by physicians and the quality of a patient’s life by elucidating the role of genetic variation in drug response. Additionally, we provide DNA banking and research, and genotyping and related services, to a variety of companies in accordance with GLP.

Since our inception, we have incurred significant operating losses, and, as of March 31, 2004, we had an accumulated deficit of $216.9 million.  The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations.  As part of our HAP Technology platform, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes.  As of March 31, 2004, we had a total of 7,895 genes in our database with 279 of these genes having been added during the quarter ended March 31, 2004, and 528 genes having been added during the quarter ended March 31, 2003.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and do further quality assurance analysis.  We expect to dedicate a significant portion of our resources for the foreseeable future to servicing our HAP Technology customers and STRENGTH program customers, our pharmacogenomics support services customers, to develop our CARING and Cardiac Channelopathies programs, and to maintain our HAP Technology.  To date, our revenue has been primarily from licensing and service fees from our agreements with AstraZeneca UK Limited, Biogen Idec, Inc., Gene Logic, Inc., Johnson & Johnson Pharmaceutical Research & Development (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium) and Pfizer Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and, to a lesser extent, government grants.

Acquisitions

Lark Technologies, Inc.

On April 1, 2004, our stockholders and the stockholders of Lark Technologies, Inc. (Lark) voted to approve the Agreement and Plan of Merger (Merger Agreement) we entered into in December 2003, and the transaction closed that day.  Under the terms of the Merger Agreement, we acquired Lark in a stock-for-stock exchange. Each Lark stockholder received 1.81 shares of our common stock for each share of Lark held.  As of the closing date, the former Lark stockholders held approximately 19.2 % of total outstanding shares of Genaissance assuming the conversion of our Series A preferred stock and the exercise and conversion of a Series A preferred stock warrant.

Lark provides contract molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston and England.  Lark’s contract research service portfolio consists of over one hundred different molecular biology services in the areas of nucleic acid extraction services, DNA sequencing services, genetic stability testing services, gene expression and detection services, and custom molecular biology services.

We will record the transaction as a purchase for accounting purposes and allocate the purchase price of approximately $25.8 million to the assets purchased and liabilities assumed based upon their respective fair values.  We will allocate the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog – 1 year; customer relationships – 15 years; and GLP certification and trade name – indefinite. We currently estimate the resulting goodwill will be approximately $11.8 million; however, the actual amount will be dependent upon the closing balance sheet of Lark.  Based on our initial estimates of acquired intangibles, we would expect to incur charges for amortization of intangibles of approximately $680,000 in the first twelve months post-closing and approximately $480,000 per year thereafter.

Our consolidated financial statements will include the results of operations and cash flows of Lark from the closing date.  We expect that although Lark will contribute positive operating results, we will still incur net losses in the foreseeable future.  The extent of the benefits received from the acquisition will depend upon how quickly we are able to integrate Lark’s operations with our operations including sales forces and operational efficiencies.

DNA Sciences, Inc.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for $1.8 million, inclusive of related fees and expenses.  The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) test, as well as certain trade accounts receivable and fixed assets.  By combining DNA Sciences’ offerings of GLP compliant DNA banking and GLP compliant genotyping services with our HAP Technology and high-throughput research genotyping capabilities, we provide a broader range of offerings for the application of pharmacogenomics to the clinical development and marketing of drugs.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from estimates, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

Our critical accounting policies are as follows:

•                       revenue recognition;

•                       valuation of long-lived assets; and

•                       research and development expenses.

Revenue recognition.  We earn our revenue primarily through the licensing of our HAP Technology and by providing research genotyping services and GLP compliant DNA banking and genotyping services.  We have also entered into agreements which provide for us to receive future milestones and royalty payments.  We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements), Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-9, and Emerging Issues Task Force Issue 00-21, Arrangements with Multiple Deliverables (EITF 00-21).  In accordance with SAB 104 and EITF 00-21, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred.  Deferred revenue results from cash received or amounts receivable in advance of revenue recognition.  The timing of revenue recognition is dependent on when contracts are signed and data is delivered and can fluctuate significantly between periods.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and from HAP Typing and GLP compliant DNA banking and genotyping services.  Revenue increased to $3.7 million for the three months ended March 31, 2004 from $2.1 million for the same period in 2003. The increase in revenue is attributable to $860,000 in laboratory services revenue recognized for services provided by our GLP compliant and CLIA licensed laboratory which we acquired through the purchase of certain of the net assets of DNA Sciences in May 2003.  The increase is also due to increased commercialization of our HAP Technology.  Revenue from J&J PRD, Millennium and Pfizer Inc. accounted for 64% of our total revenue for the three months ended March 31, 2004.  Revenue from J&J PRD and Pfizer Inc. accounted for 54% of our total revenue for the same period in 2003.  The contract with J&J PRD, which accounted for 16% of our revenue for the three months ended March 31, 2004, expired in January 2004.

Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred by our GLP compliant facility which we acquired through the acquisition of certain of the assets of DNA Sciences in May 2003.  The cost of laboratory services is $861,000 for the three months ended March 31, 2004.  Due to the high fixed cost nature of this facility, we expect the cost of laboratory services to decrease as a percentage of sales as we grow our revenue in our GLP operation.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, costs incurred in connection with clinical trials, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and HAP Typing, technology license fees and facility-related costs.  We expense our research and development costs as incurred.  Research and development costs increased to $5.0 million for the three months ended March 31, 2004 from $4.7 million for the same period in 2003.  Substantially all of our research and development expenditures are incurred in developing our HAP Technology, and in conducting our Proprietary Programs.  The following is a breakdown of research and development expenses (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Payroll and benefits	$2,090	$1,800
Depreciation and amortization	1,335	1,590
Material and reagent costs	550	530
Technology license fees	255	90
Repairs and maintenance	135	160
Stock-based compensation	100	40
Other	547	529

Total	$5,012	$4,739

The increase in research and development expenses for the three months ended March 31, 2004 is primarily attributable to an increase of approximately $290,000 in payroll and benefits.  The increase in payroll and benefits is due to a minor increase in personnel associated with the growth in our business and a general increase in salaries.  We expect to continue to devote substantial resources to research and development expenses in the near future as we continue to develop our HAP Technology, including investments in ongoing product development and improvements related to our DecoGen Informatics System.  One of our strategic goals is to in-license a compound for further clinical development.  Should that occur, our research and development expenses would substantially increase.

General and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters.  General and administrative expenses increased to approximately $2.4 million for the three months ended March 31, 2004 from $2.1 million for the same period in 2003.  The increase in general and administrative expenses for the three months ended March 31, 2004 is primarily due to an increase in professional fees and a general increase in payroll and related expenses.

Other income decreased to approximately $75,000 for the three months ended March 31, 2004 from $134,000 for the same period in 2003.  The decrease is primarily due to a decrease in interest income as a result of higher cash, cash equivalents and short-term investment balances in 2003.

Interest expense decreased to approximately $180,000 for the three months ended March 31, 2004 from $201,000 for the same period in 2003.  The decrease is primarily due to lower debt balances in 2004.

State income tax benefit increased to $49,000 for the three months ended March 31, 2004.  The benefit represents a net tax benefit from the State of Connecticut (State) as a result of legislation which allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  The State had allowed the exchange program to lapse for the 2002 tax year, however, during 2003, the State passed legislation to reinstate the program for the 2002 through 2004 tax years.

Equity in loss of affiliate of $150,000 for the three months ended March 31, 2004 represents our percentage interest in the unaudited losses of Sciona Limited (Sciona) based on our 37% equity interest in Sciona.  In November 2003, we granted Sciona a license to our technology in exchange for an equity interest.  We expect that the loss from Sciona will average approximately $150,000 per quarter for 2004 as Sciona develops its products and commercialization plans.

During the fourth quarter of 2003, in connection with our issuance of Series A preferred stock, we granted a warrant to purchase additional shares of Series A preferred stock and will recognize a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant over the life of the warrant.  The total charge recognized for the three months ended March 31, 2004 is $6,000.  If the warrant is exercised prior to its expiration, we will immediately recognize any remaining charges associated with this beneficial conversion feature.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, research and development expenses, general corporate expenses and acquisitions.

We have financed our operations primarily through the private and public sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases.  From inception through March 31, 2004, we have received aggregate gross proceeds of approximately $169.3 million from the issuance of common and preferred stock.  In addition, through March 31, 2004, we have received $4.5 million of government grant funding and $30.5 million from license and service fees, royalties and research contracts.  We have also received $26.2 million from capital lease financing arrangements and $13.2 million from other loans. Through March 31, 2004, we have acquired $43.3 million of property and equipment.  These assets were largely financed through capital lease financing arrangements and other loans.

Cash and Cash Equivalents

At March 31, 2004, cash, cash equivalents and short-term investments totaled $11.4 million compared to approximately $16.8 million at December 31, 2003.  Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

Cash Flow

Cash used in operations for the three months ended March 31, 2004, was $4.4 million compared with $2.0 million for the same period in 2003. The cash used in operations for the three months ended March 31, 2004 resulted primarily from a net loss of $4.7 million and a $1.4 million decrease in accrued expenses, partially offset by $1.8 million of non-cash charges for depreciation and amortization expense, stock-based compensation and the loss in equity of affiliate.  The cash used in operations for the three months ended March 31, 2003 resulted primarily from a net loss of $4.7 million, partially offset by $1.8 million of non-cash charges for depreciation and amortization expense and stock-based compensation, a $433,000 increase in accounts payable and accrued expenses and a $381,000 decrease in accounts receivable.

Cash provided by investing activities was $2.2 million for the quarter ended March 31, 2004 compared with $2.2 million for the same period in 2003.  For the three months ended March 31, 2003, we used $410,000 for the purchase of property and equipment and received net proceeds of $2.7 million from the maturity of investments in marketable securities.  For the three months ended March 31, 2003, we used cash to purchase $410,000 of property and equipment and received net proceeds of $2.7 million from the liquidation of investments in marketable securities.

Cash used in financing activities for the three months ended March 31, 2004 was $514,000 compared to $1.7 million for the same period in 2003.  For the three months ended March 31, 2004, we used cash of approximately $506,000 for the repayment of long-term debt.  During the first quarter of 2003, we repaid capital lease obligations and long-term debt of approximately $1.7 million.

Short-Term Funding Requirements

We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt obligations and capital expenditures for at least the next 12 months based upon our current activities. We expect to continue to finance our operations from cash we received in October 2003 from the sale of our Series A preferred stock, revenue from our HAP Technology customers and our pharmacogenomic support service customers and revenue generated by Lark which we acquired effective April 1, 2004.  Our business strategy depends on, among other things, entering into HAP Technology agreements with pharmaceutical and biotechnology companies.  If we are unsuccessful in marketing our programs and growing our service revenues, we may not generate sufficient revenue to sustain our operations at planned levels. We expect to expend substantial funds to conduct research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements.  Capital expenditures are not currently expected to exceed $1.5 million for each of fiscal 2004 and 2005.

Long-Term Funding Requirements

For periods beyond 12 months, even if we grow our revenue significantly, we will need to seek additional funding through public or private equity financings, debt financings or commercial customers.  Our business strategy depends on, among other things, entering into partnership agreements with pharmaceutical and biotechnology companies and growing the revenue from our pharmacogenomic support services business.  We cannot assure you that we will obtain additional customers or capital funding on acceptable terms, if at all.  If we are unsuccessful in obtaining new customers for our HAP Technology, growing the revenue from our pharmacogenomic support services business, or obtaining additional financing funds, we may not generate sufficient funds to sustain our operations at planned levels, and we may have to delay, reduce the scope of, or eliminate one or more aspects of our business development activities.  In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to our Series A preferred stock without the vote or written consent of holders of at least 66-2/3% of our Series A preferred stock then outstanding.

Our cash requirements in the long term will vary depending upon a number of factors, many of which may be beyond our control, including:

•                       our ability to retain and find new customers for our HAP Technology;

•                       our ability to grow profitably our pharmacogenomic support services business;

•                       our ability to successfully commercialize diagnostic tests;

•                       whether we successfully in-license a drug candidate;

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

Income Taxes

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception.  On December 31, 2003, we had available unused net operating loss carryforwards of approximately $133.6 million and $131.8 million, which may be available to offset future federal and state taxable income, respectively.  Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2004, respectively, may be subject to limitations.  The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure.  We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Off-Balance Sheet Financing

During the year ended December 31, 2003, we have not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements. In November 2003, the FASB deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable, noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on our financial statements.

Factors Affecting Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements.  The words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied.  These important factors include our “critical accounting estimates” and the factors set forth below.

We are an early stage company with a history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

We have incurred substantial operating losses since our inception. As of March 31, 2004, we have generated only minimal revenue from our HAP Technology and our pharmacogenomic support services, and we do not expect to generate significant revenue for several years. From inception through March 31, 2004, we had an accumulated deficit of approximately $216.9 million. Our losses to date have resulted principally from costs we incurred in the development of our HAP Technology, in conducting our Proprietary Programs and from general and administrative costs associated with operations. We expect to devote substantially all of our resources to service our HAP Technology customers and STRENGTH program customers, our pharmacogenomic support services customers and conduct our other Proprietary Programs and to maintain our HAP Technology.

We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, pharmaceutical and biotechnology companies are only now beginning to use products such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology. We do not expect our losses to be substantially mitigated by revenue from our HAP Technology customers and STRENGTH programs, and our CARING and Cardiac Channelopathies programs, if any, or from our pharmacogenomic support services for a number of years.

We currently rely on a limited number of licensing and service arrangements for substantially all of our revenue. As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse effect on our business and operating results.

We are dependent upon a limited number of licensing and service arrangements that represent substantially all of our revenue. In the quarter ended March 31, 2004, three of our customers, J&J PRD, Millennium and Pfizer Inc., accounted for 64% of our revenue and each accounted for more than 10% of our revenue. The agreement with J&J PRD which accounted for 16% of the revenue for the first quarter of 2004 expired in January 2004. No other customer accounted for 10% or more of our revenue in the quarter ended March 31, 2004. If we are unable to replace in a timely fashion, upon substantially similar financial terms, the agreement that expired in the first quarter of 2004, or if we lose and are not able to replace customers that provide us with significant revenue, it could have a material adverse effect on our revenue and on our business in general and could cause volatility or a decline in our stock price.

To generate significant revenue, we must obtain additional customers for our HAP Technology and our Proprietary Programs and for our pharmacogenomic support services.

Our strategy depends on entering into agreements with pharmaceutical and biotechnology companies for our HAP Technology and our Proprietary Programs and obtaining additional customers for our pharmacogenomic support services. Our contracts with many of our HAP Technology customers and for our pharmacogenomic support services are for specific limited-term projects. We may not be successful in obtaining additional customers for our HAP Technology and our STRENGTH program or obtaining any customers for our Proprietary Programs or obtain sufficient new customers for our pharmacogenomic support services to replace our current projects. If we are unsuccessful in finding additional customers for our HAP Technology and our STRENGTH program or in finding any customers for our other Proprietary Programs or new customers for our pharmacogenomic support services, we may never generate sufficient revenue to sustain our operations. In addition, we expect that some of our future HAP Technology collaborations, like some of our current HAP Technology collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed. Accordingly, we must continually obtain new customers to be successful. To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

Our operating results have fluctuated in the past and we expect they will fluctuate in the future. These fluctuations could cause our common stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•                  recognition of non-recurring revenue due to receipt of license fees, achievement of milestones, completion of contracts or other revenue;

•                  demand for and market acceptance of our HAP Technology, Proprietary Programs and for our pharmacogenomic support services;

•                  timing of the execution of agreements on our HAP Technology, Proprietary Programs and other material contracts;

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

•                  adverse changes in the level of economic activity in the United States and other major regions in which we conduct business; and

•                  general and industry-specific economic conditions, which may affect our customers’ use of our HAP Technology.

Due to volatile and unpredictable revenue and operating expenses, we believe that period-to-period comparisons of our results of operations may not be a good indication of our future performance. It is possible that our operating results may be below the expectations of securities analysts or investors. In this event, the market price of our common stock could fluctuate significantly or decline.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges we accrue and related disclosure of contingent assets and liabilities. For example, we have recorded certain patent estates as long-term intangible assets based on their value at the date of acquisition. Events could occur that would cause us to re-evaluate the life of those assets and, therefore, whether those assets have been impaired, resulting in an impairment charge. We based the estimates we make on historical experience and on various other assumptions that we believed to be reasonable at the time and under the circumstances. If the estimates relating to our patent estate are determined to be incorrect, a write-down may be required, which could have a material adverse effect on our financial condition. There can be no assurance that any of our estimates or the assumptions underlying our estimates will be correct.

We may require additional funding to fund operations and repay debt and we may not be able to obtain any such funding.

We have used substantial amounts of cash to fund our research and development activities. We will continue to spend funds to service our HAP Technology customers and STRENGTH program customers, our pharmacogenomic support services customers, to conduct our CARING and Cardiac Channelopathies programs and to maintain our HAP Technology. We plan to pay for these activities with funds from:

•                  our existing cash and investment securities;

•                  income that we may receive from our HAP Technology customers and STRENGTH program customers and pharmacogenomic support services customers; and

•                  proceeds that we may receive from the exercise of our outstanding Series A preferred stock warrant.

We intend to rely on our current HAP Technology customers and STRENGTH program customers and future program customers, if any, and our current pharmacogenomic support services customers and future customers, if any, for significant funding in the future to support our development efforts. To execute our business plans, we will need to grow our revenue significantly each year. We cannot be certain when we will begin to receive additional income, if at all, from our HAP Technology and STRENGTH programs and our pharmacogenomic support services and income, if any, from our CARING and Cardiac Channelopathies programs. If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 12 months. We cannot assure you that we will be able to obtain new customers or to generate the increased revenue required to meet our business plan objectives. In addition, to execute our business plans, we may need to seek additional funding through public or private equity offerings, debt financings or through commercial customers. We cannot assure you that we will obtain additional customers or capital funding on acceptable terms, if at all. If we are unable to generate sufficient revenue or access capital on acceptable terms, we may be required to obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or that would significantly dilute our stockholders and/or significantly scale back current operations. Either of these two possibilities would have a material adverse effect on our business.

Our HAP Technology and Proprietary Programs may not allow our commercial customers to develop commercial products or to increase sales of their marketed products.

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

We discover HAP Markers for pharmaceutically relevant genes. If we are unable to find HAP Markers for pharmaceutically relevant genes in a timely manner, our potential customers may lose confidence in our HAP Technology and in our company, which could decrease our ability to generate revenue. Even if we are able to discover HAP Markers for pharmaceutically relevant genes, this information may not prove to be superior to genomic variation information discovered by our competitors. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

Our DecoGen Informatics System may also be less effective than we expect or may not allow us or our commercial customers to determine a correlation between drug response and genomic variation. Furthermore, even if we or our customers are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products nor may our customers be able to increase the sales of their marketed products using this correlation. Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and Proprietary Programs customers.

We may be unable to develop or commercialize our HAP Technology or Proprietary Programs if we cannot establish additional customers and we will depend on our customers to develop or to co-develop products.

We currently have a number of customers for our HAP Technology as well as an agreement with a major diagnostic company to commercialize exclusively the diagnostic rights and non-exclusively the product development rights from our STRENGTH program. We do not currently have any customers for our CARING or

Cardiac Channelopathies programs. As a result, part of our current and future revenue will depend on payments from our current HAP Technology customers and STRENGTH program customers and our future HAP Technology customers if any, and future Proprietary Programs customers, if any, for either the new products they may develop, or for increased sales of their existing products, made possible through the use of our HAP Technology. If we are unable to attract new HAP Technology customers and STRENGTH program customers or any customers for our CARING and Cardiac Channelopathies programs, we may never generate sufficient revenue to sustain our operations.

Our customers for our HAP Technology and our customers from our STRENGTH program and our customers, if any, for our CARING and Cardiac Channelopathies programs, will be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products or enhanced marketing claims that result from the application of our HAP Technology and Proprietary Programs. Our current agreements with these customers, and we anticipate that any future agreements with customers, will allow them significant discretion in pursuing these activities. We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products. Our HAP Technology and STRENGTH program arrangements and our CARING and Cardiac Channelopathies program arrangements, if any, may also have the effect of limiting the areas of research that we may pursue either alone or with others. Because part of our revenue will be dependent on the successful commercialization or development of our customers’ products, if, for any reason, a HAP Technology or a Proprietary Program customer delays or abandons its development or commercialization of a product developed using our HAP Technology, we may receive reduced royalty or other payments or no royalty or other payments at all. In addition, because part of our future revenue will be dependent on the successful commercialization by our customers of any therapeutic and diagnostic products that may result from our HAP Technology and STRENGTH programs as well as the successful commercialization of our CARING and Cardiac Channelopathies programs with customers, if, for any reason, a customer delays or abandons its development or commercialization of products resulting from our HAP Technology or Cardiac Channelopathies programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

Although we intend to retain the rights to all HAP Markers which we discover as well as to any HAP Markers discovered jointly with current customers and future customers, if any, of our HAP Technology customers and Proprietary Programs customers, if any, we have not always and may not always be able to negotiate the retention of these rights. Furthermore, disputes may arise in the future over the ownership of rights to HAP Markers as well as any other technology we develop with current and future customers of our HAP Technology and Proprietary Programs, if any. These and other possible disagreements between us and our HAP Technology customers and STRENGTH program customers or between us and our CARING and Long QT genetic program customers, if any, could lead to delays in the research, development or commercialization of their products. These disagreements could also result in litigation or require arbitration to resolve. Any of these events could prevent us from effectively marketing our HAP Technology and our Proprietary Programs.

We invest considerable amounts of time, effort, and money to license our HAP Technology and Proprietary Programs and, if we fail in these licensing efforts, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain customers for our HAP Technology and our Proprietary Programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAP Technology and Proprietary Programs can help accelerate or improve their drug and diagnostic development and marketing efforts. To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAP Technology and Proprietary Programs. Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our HAP Technology and Proprietary Programs will be commercially viable. If we fail to gain this acceptance, we may never generate sufficient revenue to sustain our operations. We may expend substantial funds and management effort to market our HAP Technology and Proprietary Programs, without any resulting revenue.

Our ability to make any acquisition is dependent upon the availability of adequate cash and the attractiveness of our stock price.

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

We also believe that a significant factor in our ability to close acquisitions using stock as consideration will be the attractiveness of our common stock for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of our common stock compared to the equity securities of our competitors. The trading price of our common stock on The NASDAQ National Market could in the future materially adversely affect our acquisition program. Because our strategy envisions that a part of our future revenue growth will come from making future acquisitions of businesses or technologies, if we are unable to identify suitable acquisition candidates or unable to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, our future revenue may be adversely impacted and we may experience slower revenue growth.

Integration or acquisitions or strategic investments could interrupt our business and our financial condition could be harmed.

From time to time, we may acquire or make strategic investments in other businesses or technologies. For example, in May  2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences. In addition, on April 1 2004, we received stockholder approval for our merger agreement to acquire Lark. The acquisitions of DNA Sciences and Lark, as well as any other acquisitions or strategic investments we may make in the future, entail numerous risks that include the following:

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

If we are unable to prevent others from unauthorized use of, or are unable to defend their use of, our HAP Technology and Proprietary Programs, patents, trade secrets or know how, we may not be able to operate our business profitably.

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

If any party should successfully claim that the creation or use of our HAP Technology or genetic markers from one of our Proprietary Programs infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or any of our program customers claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or current and any future customers of our HAP Technology and Proprietary Programs, if any, to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our HAP Technology or our Proprietary Programs, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our HAP Technology and Proprietary Programs and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our products and services.

Currently, there is limited Food and Drug Administration (FDA) regulation of genetic tests. The Secretary’s Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require that we, or our customers, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our products and services. If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenue to sustain our operations.

The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. The guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. The guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic with which the voluntary data is associated. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue further guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our products and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any products we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data. To the extent that these laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our HAP Technology and Proprietary Programs and we may not generate sufficient revenue to sustain our operations.

Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenue to sustain our operations.

Furthermore, we may be directly subject to regulations as a provider of diagnostic information. To the extent that these regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

If our customers do not seek, or do not receive, marketing approval for products developed, if any, using our HAP Technology or our genetic markers from our Proprietary Programs, we may receive delayed royalty or other payments or no royalty or other payments at all.

Any new drug, biologic or new drug or biologic indication our customers develop using our HAP Technology or Proprietary Programs genetic markers must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our customers, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenue will be dependent on the successful commercialization or development of products using our HAP Technology or Proprietary Programs genetic markers, any delay of our customers in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using our HAP Technology or Proprietary Programs genetic markers may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our customers are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAP Technology or genetic markers from our Proprietary Programs, the lack of regulatory approval will diminish the value of our HAP Technology and Proprietary Programs.

To date, no one has developed or commercialized any therapeutic product or commercialized any diagnostic product using our HAP Technology or Proprietary Programs genetic markers. We expect to rely on our customers to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of any products they develop with our HAP Technology or Proprietary Programs, if any. Our customers may not submit an application for regulatory review. Even if they do submit applications, they may not be able to obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances for therapeutic or diagnostic products, they will not be able to market these products unless and until they obtain these clearances. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenue sufficient to sustain our operations.

If we do not successfully distinguish and commercialize our HAP Technology and Proprietary Programs, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

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

These competitors may discover, characterize or develop important technologies applying population genomics before us or our customers for our HAP Technology and Proprietary Programs that are more effective than those technologies which we develop or which our customers for our HAP Technology and Proprietary Programs develop, or these competitors may obtain regulatory approvals of their drugs and diagnostics more rapidly than our customers for our HAP Technology and Proprietary Programs do, any of which could limit our ability to market effectively our HAP Technology and Proprietary Programs.

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

The current technology labor market is very competitive, and our business may suffer if we are not able to hire and retain sufficient personnel.

Our future success depends on the continued service of our key technical, marketing, executive and administrative personnel. The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts. In addition, research, product development and commercialization may require additional skilled personnel. Competition for qualified personnel in the technology area is intense, and we operate in geographic locations where labor markets are particularly competitive, including New Haven, Connecticut and Morrisville, North Carolina, where key product development laboratories are located. If we are unable to attract and retain a sufficient number of qualified employees on acceptable terms, our business, financial condition and results of operations could be seriously harmed. The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

We depend on third-party products and services and limited sources of supply for our sequencing and genotyping laboratories.

We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers. For example, we have a written agreement with Sequenom, Inc. pursuant to which it is contractually the sole provider of silicon chips for one-time use on their MassARRAYTM System, which is our primary genotyping platform in our New Haven facility. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. While we believe that we could prepare for reuse the requisite supply of chips without unreasonable cost or delay, we may be unable to do so. We have no other written long-term supply agreements with our suppliers. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several other risks, including:

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

If we fail to maintain our computer hardware, software and related infrastructure, we could experience loss of, or delay in, revenue and market acceptance.

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that any of these elements malfunction, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events. In addition, the software and algorithmic components of our DecoGen Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future products. If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers’ drug and diagnostic discovery and development efforts, we could experience a loss in revenue, or a delay in receiving revenue and a delay in obtaining market acceptance for our technology.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our Series A preferred stock and granted the purchaser of such shares a warrant, exercisable at any time until December 31, 2005, to purchase an additional 190,000 shares of our Series A preferred stock at $22.50 per share. Under specified circumstances, the purchaser is required to exercise the Series A preferred stock warrant. Each share of our Series A preferred stock is currently convertible into ten shares of our common stock. Consequently, assuming the exercise of the Series A preferred stock warrant, on an as-converted basis, an aggregate of 4,600,000 shares of our common stock may be issued to the Series A purchaser. Any issuance of shares of our common stock upon conversion of shares of our Series A preferred stock could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants which, as of March 31, 2004, are exercisable for an aggregate of 4,720,062 shares of our common stock, assuming they elect to exercise such securities. Moreover, any sale of the shares of common stock issued upon conversion of the Series A preferred stock, as well as any of the outstanding shares of our common stock issued upon exercise of options or warrants, into the public market could cause a decline in the trading price of our common stock. In acquisition transactions, in financing transactions, for compensatory purposes or in other types of transactions, additional issuances of equity securities could dilute the interests of our current and future stockholders.

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

If we are required to redeem our Series A preferred stock due to any of the foregoing events, we are required to pay each holder of our Series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.  As of March 31, 2004, the aggregate redemption price we would be required to pay is approximately $6,659,500.

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

As of March 31, 2004, the purchaser of our Series A preferred stock held or had the right to acquire 19.3% of our outstanding common stock (assuming the exercise of the Series A preferred stock warrant and the conversion of Series A preferred stock to common stock), including shares of our common stock which the purchaser previously purchased in the open market. The purchaser of our Series A preferred stock currently has the right to vote 10.7% of our outstanding common stock (on an as converted to common stock basis, assuming no exercise of the Series A preferred stock warrant, based on the number of shares of our capital stock outstanding as of May 5, 2004). As a result, this stockholder has significant influence over any change in control of the company that may be favored by other stockholders and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders. Consequently, this stockholder may approve a transaction that in its judgment enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our Series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions.

Our amended and restated certificate of incorporation, which we refer to as our charter, and the Series A purchase agreement, govern the terms of our Series A preferred stock and impose significant restrictions on our business. These restrictions may limit our ability to operate our business and to take advantage of potential business opportunities as they arise. Our charter places restrictions on our ability, without the consent of the holders of at least 66 2/3%of the outstanding shares of our Series A preferred stock, to:

•                  alter or change the rights, preferences or privileges of our Series A preferred stock, including any increase in the number of authorized shares of our Series A preferred stock;

•                  incur more than

•                  $7,000,000 of indebtedness at any time after the Series A preferred stock warrant has been exercised; or

•                  $11,000,000 of indebtedness at any time if the Series A preferred stock warrant has not been exercised;

•                  create, incur or assume specified liens; or

•                  declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions. In addition, the holders of our Series A preferred stock have the right to participate in future capital raising transactions of the company. The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the Series A preferred stockholder. The terms of any additional financing we may enter into may impose constraints on our ability to operate our business as we deem appropriate. These restrictions and covenants could limit our ability to take advantage of financings, mergers and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and any investments in our common stock.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of March 31, 2004.

Item 4 – Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiary, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuance of Series A Preferred Stock

On October 29, 2003, we sold 270,000 shares of Series A preferred stock at a price of $22.50 per share in a private placement pursuant to a Series A preferred stock purchase agreement dated as of October 29, 2003 by and between us and RAM Trading, Ltd.

Each share of our Series A preferred stock accrues a dividend of 2% per year, payable semi-annually in arrears on January 5 and July 5 of each year.  Each share of our Series A preferred stock is entitled to one vote for each share of our common stock issuable upon conversion of our Series A preferred stock.  Each share of our Series A preferred stock is currently convertible into ten shares of our common stock.

Each share of our Series A preferred stock is convertible into shares of our common stock at any time at the option of the holder of such shares.  We may elect, on or after October 29, 2006, to require the holders of all outstanding shares of our Series A preferred stock to convert such shares into our common stock if the per share closing price of our common stock, as quoted by The NASDAQ National Market, exceeds $7.00 for 23 consecutive business days.

The holders of at least 66 2/3% of the outstanding shares of our Series A preferred stock may elect to require us to redeem all outstanding shares of our Series A preferred stock for the original purchase price, plus all accrued but unpaid dividends as of the redemption date, on either October 29, 2006, 2007 or 2008.  Under the terms of our Series A preferred stock, we are also required to redeem all then outstanding shares of our Series A preferred stock upon certain other specified events.  If we are required to redeem our Series A preferred stock due to such specified events, we are required to pay each holder of our Series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.  In certain circumstances, we may elect to defer payment of the redemption amount, in which case the redemption price will be re-calculated such that, with respect to the remaining dividends, the dividend rate is increased to 10% per year for any shares that were not redeemed.

We also granted the Series A purchaser certain registration rights and certain preemptive rights in connection with future specified issuances of our capital stock.

Certain of the rights, preferences and privileges of our Series A preferred stock are senior to the rights, preferences and privileges of our common stock, including, without limitation, the right to receive dividends and the liquidation preference.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended March 31, 2004:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	—	—	—	—
February 1, 2004 through February 29, 2004	—	—	—	—
March 1, 2004 through March 31, 2004	3,900(1)	$.001	—	—
Total	3,900(1)	$.001	—	—

 (1) In March 2004, we exercised our option to repurchase 3,900 shares of restricted common stock issued to Dr. Gualberto Ruaño, our former Vice Chairman and Chief Scientific Officer, under our 2000 Amended and Restated Equity Incentive Plan, as amended.

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

See Index to Exhibits attached hereto.

(b) Reports on Form 8-K

On February 12, 2004, we furnished a Current Report on Form 8-K, containing a copy of our earnings release for the quarter and year ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On February 17, 2004, we filed Amendment No. 1 to a Current Report on Form 8-K, containing certain financial statements prepared to give effect to the merger of Genaissance and Lark pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

On February 23, 2004, we filed Amendment No. 1 to a Current Report on Form 8-K, pursuant to Item 5 (Other Events and Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: May 17, 2004	By:	/s/ Ben Kaplan
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