Form 10-Q
period 2004-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2004-08-16
CIK 1110009

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2004
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

Yes ☐    No ☒

        The number of shares of the registrant's outstanding common stock as of August 5, 2004, was 30,822,857 shares.

        DecoGen®, HAP®, HAP™ and FAMILION™ are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended June 30, 2004

Index

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1-2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5-12
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3—Quantitative and Qualitative Disclosures About Market Risk	36
Item 4—Controls and Procedures	36
PART II—OTHER INFORMATION
Item 2—Changes in Securities, Use o Proceeds and Issuer Purchases of Equity Securities	37
Item 4—Submission of Matters to a Vote of Security Holders	37
Item 6—Exhibits and Reports on Form 8-K	37
Signature	38

PART I—Financial Information

Item 1—Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,979	$8,033
Marketable securities	4,592	8,771
Accounts receivable and unbilled revenue, net	3,998	2,573
Taxes receivable	1,561	1,442
Inventory	750	1,278
Other current assets	1,040	645

Total current assets	18,920	22,742
Property and equipment, net	8,764	8,776
Deferred financing costs, net	266	317
Investment in affiliate	2,306	2,531
Goodwill	11,181	—
Other intangibles, net	11,451	—
Other assets	119	1,223

Total assets	$53,007	$35,589

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,563	$2,088
Accounts payable	1,023	898
Accrued expenses	2,609	2,925
Accrued dividends	1,218	1,181
Current portion of deferred revenue	1,624	1,455

Total current liabilities	9,037	8,547

Long-Term Liabilities:
Long-term debt, net of current portion	6,191	7,030
Deferred revenue, net of current portion	3,986	4,090
Other long-term liabilities	1,852	1,593

Total long-term liabilities	12,029	12,713

Series A Redeemable Convertible Preferred Stock:
460 authorized shares at June 30, 2004 and December 31, 2003; $.001 par value; 460 and 270 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (liquidation preference $10,350 at June 30, 2004)	9,533	5,097

Warrant to purchase Series A Redeemable Convertible Preferred Stock	—	835

Commitments and contingencies
Stockholders' Equity:
Preferred stock, 540 authorized shares at June 30, 2004 and December 31, 2003, no shares issued or outstanding except for Series A included above	—	—
Common stock, 58,000 authorized shares, $.001 par value, 30,819 and 22,847 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	31	23
Additional paid-in capital	247,476	220,541
Deferred compensation	(602)	—
Accumulated deficit	(224,479)	(212,160)
Accumulated other comprehensive (loss)	(18)	(7)

Total stockholders' equity	22,408	8,397

Total liabilities and stockholders' equity	$53,007	$35,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License and research	$2,553	$2,726	$5,421	$4,865
Laboratory services	2,802	387	3,662	387

Total revenue	5,355	3,113	9,083	5,252

Operating expenses:
Cost of laboratory services	1,986	347	2,847	347
Research and development	6,128	4,709	11,140	9,448
Selling, general and administrative	3,666	2,062	6,024	4,121

Total operating expenses	11,780	7,118	20,011	13,916

Loss from operations	(6,425)	(4,005)	(10,928)	(8,664)
Other income	9	90	84	224
Interest expense	(175)	(191)	(355)	(392)

Loss before benefit from income taxes and equity in loss of affiliate	(6,591)	(4,106)	(11,199)	(8,832)
Income tax (expense) benefit	(36)	320	13	320
Equity in loss of affiliate	(150)	—	(300)	—

Net loss	(6,777)	(3,786)	(11,486)	(8,512)
Warrant issuance expense	(833)	—	(833)	—
Preferred stock dividends and accretion	(111)	—	(221)	—
Beneficial conversion feature of warrant	(40)	—	(46)	—

Net loss attributable to common stockholders	$(7,761)	$(3,786)	$(12,586)	$(8,512)

Net loss per common share, basic and diluted	$(0.26)	$(0.17)	$(0.47)	$(0.37)

Weighted average shares used in computing net loss per common share	30,073	22,900	26,633	22,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,486)	$(8,512)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,257	3,562
Stock based compensation	318	117
Non cash research and development expense	345	—
Loss in equity of affiliate	300	—
Changes in assets and liabilities:
Accounts receivable	118	(35)
Taxes receivable	(115)	(608)
Inventory and other current assets	652	(47)
Other assets	352	16
Accounts payable	(446)	644
Accrued expenses	(1,291)	402
Deferred revenue	(455)	(638)

Net cash used in operating activities	(8,451)	(5,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through acquisition, net of transaction costs	300	(1,668)
Purchases of property and equipment	(930)	(530)
Investment in affiliate	(74)	—
Investments in marketable securities	—	(13,299)
Proceeds from sale of marketable securities	4,168	15,336

Net cash provided by (used in) investing activities	3,464	(161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of warrant	5,103	94
Repayment of long-term debt	(1,026)	(162)
Preferred stock dividends paid	(23)	—
Repayment of capital lease obligations	(121)	(3,439)

Net cash provided by (used in) financing activities	3,933	(3,507)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,054)	(8,767)
CASH AND CASH EQUIVALENTS, beginning of period	8,033	16,578

CASH AND CASH EQUIVALENTS, end of period	$6,979	$7,811

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	$351	$191
Income taxes paid	$67	$—
Issuance of restricted shares	$—	$296
Issuance of common stock for services	$59	$—
Issuance of stock, options and warrants in connection with the acquisitions	$23,403	$110

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2004

(Amounts in thousands, except per share data)

(1)   BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

        Genaissance Pharmaceuticals, Inc. is a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. The Company's technology, services and clinical development expertise are marketed to biopharmaceutical and diagnostic companies, as a comprehensive solution to their pharmacogenomic needs. Genaissance's goal is to improve drug development, drug therapy prescribed by physicians and the quality of a patient's life by elucidating the role of genetic variation in drug response. The Company offers the FAMILION Test, a genetic test for cardiac channelopathies that is compliant with the Clinical Laboratory Improvement Acts, or CLIA. Additionally, Genaissance provides Good Laboratory Practices (GLP) compliant DNA banking and research and GLP compliant sequencing, genotyping and related molecular biology services, herein referred to collectively as molecular biology services, to a variety of entities.

        The accompanying condensed consolidated financial statements of Genaissance Pharmaceuticals, Inc. and its subsidiary, Lark Technologies, Inc. (collectively "Genaissance" or the "Company") were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2003, included in its Annual Report on Form 10-K (File No. 000-30981). The unaudited consolidated financial statements include, in the opinion of management, all adjustments, including the elimination of all significant intercompany transactions, which are necessary to present fairly the Company's consolidated financial position as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

        In June 2004, the holder of our Series A Redeemable Convertible Preferred Stock (Series A) exercised its warrant to purchase an additional 190 shares of Series A. See Note 10 for further discussion of the warrant exercise.

        In April 2004, the Company merged with Lark Technologies, Inc. (Lark) in a stock-for-stock exchange such that Lark became a wholly-owned subsidiary of the Company. Lark provides GLP compliant and research sequencing and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas, and the United Kingdom. Lark's service portfolio consists of over one hundred different molecular biology services in the areas of nucleic acid extraction services, DNA sequencing services, genetic stability testing services, gene expression and detection services and other custom services. See Note 2 for further discussion of the merger agreement.

        In May 2003, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. The assets acquired included a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business.

        The Company has incurred losses since inception and expects to incur losses in the future. Based upon the Company's current activities, the Company plans to fund its operations for at least the next twelve months with existing cash and marketable securities on-hand, revenue from proprietary programs and services revenue.

(2)   MERGER WITH LARK TECHNOLOGIES

        On April 1, 2004 the stockholders of the Company and the stockholders of Lark voted to approve the plan of merger the two companies entered into in December 2003 and the merger closed that day. Under the terms of the agreement, the Company acquired Lark in a stock-for-stock exchange accounted for as a purchase transaction.

        Lark stockholders received 1.81 shares of Genaissance's common stock in exchange for each share of Lark common stock for an aggregate of approximately 6,693 shares of the Company's common stock. In addition, options to purchase Lark common stock were converted into options to purchase approximately 1,448 shares of the Company's common stock. The total cost of the acquisition was approximately $24,486 consisting of the following:

(Unaudited)
Market value of the Company's common stock issued in exchange for outstanding Lark common stock	$19,879
Fair value of Lark stock options assumed	3,524
Direct transaction costs of Genaissance	1,083

$24,486

        The purchase price was allocated to the tangible and identifiable intangible assets of Lark acquired by the Company and the liabilities assumed by the Company on the basis of their fair values on the acquisition date. The Company has allocated the total costs of the acquisition to the net assets of Lark as follows:

(Unaudited)
Tangible assets acquired	$5,750
Identifiable intangible assets acquired	11,037
Goodwill	10,799
Liabilities assumed	(3,100)

Total purchase price	$24,486

        Identifiable intangible assets include backlog of $200, with an estimated useful life of one year, customer relationships of $7,200, with an estimated useful life of 15 years, and GLP certification of $137 and trade name of $3,500, with indefinite useful lives (see Note 5). The indefinite lived intangible assets will not be amortized and will be tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired less liabilities assumed. Amortization of all of the intangible assets is not deductible for income tax purposes. A federal deferred tax liability of approximately $2,516 has been established for the tax effects of temporary differences resulting from the purchase price allocation. This federal deferred tax liability has been offset by the recognition of deferred tax assets for the tax effects of the carryforward losses of the Company. As a result, these federal deferred tax liabilities had no net impact on goodwill.

The Company recognized a state deferred tax liability of approximately $222 as a result of the tax effects of temporary differences arising from the purchase price allocation.

        The results of operations of Lark are included in the Company's condensed consolidated statements of operations since the date of acquisition. Supplemental pro-forma disclosure of results of operations for the three months ended June 30, 2003 and six month periods ended June 30, 2004 and 2003, respectively, as though the merger had been completed as of January 1, 2003, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2004	2003
Revenue	$5,397	$10,945	$9,653
Operating loss	(3,432)	(11,773)	(7,618)
Net loss attributable to common shareholders	(3,252)	(13,459)	(7,542)
Earnings per share	$(0.11)	$(0.40)	$(0.26)

        The financial statements of the Company's U.K. facility are measured using the local currency as the functional currency. Assets and liabilities of the U.K. facility are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are recorded in a separate component of stockholders' equity included in other comprehensive income (loss) (see Note 11). Income and expense items are translated at average monthly rates of exchange.

        Laboratory services for the U.K. facility totaled approximately $852 for the three months ended June 30, 2004.

(3)   EARNINGS PER SHARE

        The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). For the three and six months ended June 30, 2004 and 2003, respectively, there is no difference in basic and diluted net loss per common share as the effect of stock options and warrants would be anti-dilutive for all periods presented. The outstanding Series A, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 9,911 and 4,581 shares of common stock at June 30, 2004 and 2003, respectively.

(4)   REVENUE RECOGNITION

        The Company earns its revenue primarily through the licensing of its HAP Technology and by providing molecular biology services. The Company has also entered into agreements that provide for the Company to receive future milestone and royalty payments. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes SAB 101, Revenue Recognition in Financial Statements), Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by Statement of Position 98-9 (SOP 98-9), and Emerging Issues Task Force Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. In accordance with SAB 104 and EITF 00-21, the Company generally recognizes license fees over the term of the agreement and service fees as the services are performed. Revenue associated with GLP compliant DNA banking and genotyping services and Lark's molecular biology services are included in laboratory services in the accompanying condensed consolidated statement of operations. For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer. Future milestones and royalty payments, if any, will be recognized when received, provided that the milestone is substantive and a culmination of the earnings process has occurred. Deferred revenue results when consideration is received or amounts are receivable in advance of revenue recognition.

(5)   GOODWILL AND INTANGIBLE ASSETS

        Goodwill and identifiable intangible assets recorded in the condensed consolidated balance sheet of the Company are comprised of the following as of June 30, 2004:

	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Patents acquired	$868	$(134)
Lark customer relationships	7,200	(120)
Unamortizable intangible assets:
Lark trade name	3,500	—
Lark GLP certification	137	—
Lark goodwill	11,181	—

Total	$22,886	$(254)

        The expected amortization expense for the current and each of the next four years is as follows:

Fiscal 2004	$479
Fiscal 2005	599
Fiscal 2006	599
Fiscal 2007	598
Fiscal 2008	559

(6)   ACCOUNTING FOR STOCK-BASED COMPENSATION

        At June 30, 2004, the Company had one stock-based compensation plan, which is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation,

to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(7,761)	$(3,786)	$(12,586)	$(8,512)
Add: Stock-based employee compensation expense included in reported net loss	25	59	64	117
Deduct: Total stock-based employee compensation expense determined under FAS 123	(1,725)	(368)	(2,175)	(777)

Pro forma net loss applicable to common stockholders	$(9,461)	$(4,095)	$(14,697)	$(9,172)

Net loss per share:
Basic and diluted—as reported	$(0.26)	$(0.17)	$(0.47)	$(0.37)

Basic and diluted—pro forma	$(0.31)	$(0.18)	$(0.56)	$(0.40)

(7)   SIGNIFICANT CUSTOMERS

        For the six months ended June 30, 2004 and 2003, Customer A accounted for 28% and 11% of the Company's revenue, respectively. Customer B accounted for 11% of revenue for the six months ended June 30, 2004. Customer C and Customer D accounted for 29% and 14% of revenue, respectively for the six months ended June 30, 2003. The collaboration agreement with Customer C expired in the first quarter of 2004. One customer accounted for 25% of our accounts receivable balance as of June 30, 2004. No other customer accounted for 10% or more of our accounts receivable balance as of June 30, 2004

(8)   INVESTMENT IN AFFILIATE

        In November 2003, the Company entered into several agreements with Sciona Limited (Sciona), a private company based in the U.K., whereby the Company granted a technology license to Sciona (Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment). The Technology License grants Sciona an exclusive license to the Company's HAP Technology for consumer tests, as defined in the Technology License, for a period of five years. Sciona is obligated to pay to the Company specified royalties and service fees, subject to minimum annual payments. The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

        The Company agreed to fund certain expenses of Sciona for up to 18 months or until Sciona reaches certain levels of financial performance (Sciona Milestones). Since entering into the agreements, the Company has funded $132 of reimbursable Sciona expenses, which are included in other current assets in the accompanying 2004 condensed consolidated balance sheet. Should Sciona not meet the

Sciona Milestones, the Company may terminate the license and the equity interest will revert back to Sciona (Termination Provision).

        Deferred revenue resulting from the Technology License and the accompanying investment were initially recorded based upon the $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License. The excess of the Investment, over the underlying fair value of the net assets of Sciona, is considered to be unamortizable goodwill. Deferred revenue will be amortized into income over the term of the Technology License once the Termination Provision has lapsed, at which time a one-time cumulative adjustment will be made. The Company also includes in equity in loss of affiliate in the accompanying condensed consolidated statement of operations its percentage interest in the unaudited losses of Sciona and has reduced the investment in affiliate by a like amount. For the three and six months ended June 30, 2004, the Company recorded $150 and $300, respectively, of such losses. Also included in the accompanying condensed consolidated statement of operations, for the three and six months ended June 30, 2004, are $38 and $85, respectively, of revenues for services provided to Sciona.

(9)   LONG-TERM DEBT

        In September 2003, the Company entered into a $5.0 million Loan and Security Agreement with Comerica Bank. The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.0% as of June 30, 2004) plus 2.5%. Borrowings under the agreement are collateralized by certain assets of the Company. Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined. In addition, the agreement includes a material adverse change clause, which provides that all amounts become due upon such a change. The Company was in compliance with these covenants as of June 30, 2004.

(10) PREFERRED STOCK

        In October 2003, the Company sold 270 shares of Series A, $0.001 par value per share, to RAM Trading, Ltd. (RAM) for $22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150. In connection therewith, RAM was issued a warrant to purchase an additional 190 shares of Series A through December 31, 2005, at $22.50 per share, which RAM exercised on June 30, 2004, resulting in gross proceeds to the Company of $4,275. In connection with the exercise of the warrant, the Company granted an affiliate of RAM a warrant to purchase approximately 262 shares of common stock at the then fair market value of $4.17 per share. The fair value of the warrant, as determined under the Black-Scholes model, of approximately $833, is included in warrant issuance expense in the accompanying condensed consolidated statement of operations.

        The Series A and the Series A warrant were initially recorded at their relative fair market values of $5,195 and $880, respectively. As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is being accreted through the earliest Put Date (as defined below) using the effective interest rate method. This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2004.

        In connection with the issuance of the Series A, the Company is required to maintain certain covenants. The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $7,000; (ii) paying dividends on its common stock; and (iii) redeeming most equity securities. The Company was in compliance with these covenants as of June 30, 2004.

        In June 2004, the Series A holder agreed not to convert its Series A if such conversion would cause the holder to beneficially own in excess of 9.99% of the Company's common stock.

(11) COMPREHENSIVE INCOME (LOSS)

        The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. The Company's other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities and foreign currency translation gains (losses).

        A summary of total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders	$(7,761)	$(3,786)	$(12,586)	$(8,512)
Other comprehensive loss	(18)	(7)	(11)	(23)

Total comprehensive loss	$(7,779)	$(3,793)	$(12,597)	$(8,535)

(12) INCOME TAXES

        The State of Connecticut (the State) allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year. The Company recorded the fiscal 2002 tax benefit of approximately $320,000 in the quarter ended June 30, 2003. In 2004, the Company has recorded the estimated benefit of approximately $120,000 as earned during the year and offset this benefit by foreign and state taxes recorded during the period.

(13) COMMITMENTS AND CONTINGENCIES

        In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions, which, in the Company's judgment, are normal and customary for companies in its industry. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's products and services or product candidates, use of such products and services or other actions taken or omitted by the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, and the Company may have insurance coverage related to any potential loss. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has not recorded a liability for these provisions as of June 30, 2004.

(14) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 did not have an effect on the Company's condensed consolidated financial statements.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management's expectations as to our revenue, costs and liquidity position. These expectations are based on certain assumptions regarding our efforts to build a pharmacogenomic franchise around ion channel mutations, the timing and outcome of our genetic testing programs, research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and growth in our revenue and other factors relating to our business. These expectations may not materialize if development efforts are delayed or suspended or if other assumptions prove incorrect. These factors are more fully discussed below under the heading "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date on which they are made. While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Common Terms

        We use the following terms in this Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

        Cardiac Channelopathies program—this program was designed to develop a genetic test for detecting cardiac ion channel mutations that is compliant with the Clinical Laboratory Improvement Acts, or CLIA. Cardiac channelopathies, including familial Long QT and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm, or arrhythmia. Familial Long QT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. We launched our FAMILION Test in May 2004. We will also seek to discover genetic markers that are predictive of drug-induced QT prolongation and arrhythmias, and arrhythmias that occur in patients with other disorders such as congestive heart failure.

        Proprietary Programs—the four programs described above are referred to collectively as our proprietary programs.

        Molecular Biology Services—these services include Good Laboratory Practices, or GLP, compliant DNA banking and research and GLP compliant sequencing, genotyping and related molecular biology services.

Overview

        We are a leader in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products. Our technology, services and clinical development expertise are marketed to pharmaceutical, biotechnology and diagnostic companies, as a comprehensive solution to their pharmacogenomic needs. Our goal is to improve drug development, drug therapy prescribed by physicians and the quality of a patient's life by elucidating the role of genetic variation in drug response. We offer the FAMILION Test, a CLIA compliant genetic test for cardiac channelopathies. Additionally, we provide molecular biology services to a variety of entities.

        Since our inception, we have incurred significant operating losses, and, as of June 30, 2004, we had an accumulated deficit of $224.5 million. The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations. As part of our HAP Technology platform, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes. As of June 30, 2004, we had a total of 8,008 genes in our database with 113 of these genes having been added during the quarter ended June 30, 2004, and 528 genes having been added during the quarter ended June 30, 2003. There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period. This lack of a direct correlation is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene. In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database. This process may cause a gene sequenced in one period to be added to the database in a different period. Furthermore, since additional information about genes continues to be discovered, we may resequence portions of genes previously included in the database and do further quality assurance analysis. We expect to dedicate a significant portion of our resources for the foreseeable future to continuing the development of our proprietary programs and servicing our proprietary programs and molecular biology services customers. To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen Idec, Inc., Gene Logic, Inc., J&J PRD, Millennium Pharmaceuticals, Inc. and Pfizer, Inc., as well as a sublicensing agreement with Visible Genetics, Inc. and our molecular biology services revenue.

Acquisitions

  Lark Technologies, Inc.

        We acquired Lark Technologies, Inc. in a stock-for-stock exchange that closed on April 1, 2004. In the exchange, each Lark stockholder received 1.81 shares of our common stock for each share of Lark common stock held. Immediately following the closing, the former Lark stockholders held approximately 19.2% of total outstanding shares of Genaissance, assuming the conversion of our preferred stock and the exercise and conversion of our preferred stock warrant then outstanding.

        Lark provides GLP compliant and research sequencing, genetic stability testing services, gene expression and detection services, and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas, and the U.K.

        We recorded the transaction as a purchase transaction for accounting purposes and allocated the purchase price of approximately $24.5 million to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog—1 year; customer relationships—15 years; and GLP certification and trade name—indefinite. The resulting goodwill was approximately $10.8 million. We expect to incur charges for amortization of intangibles of approximately $680,000 in the first twelve months post-closing and approximately $480,000 per year thereafter.

        Our consolidated financial statements include the results of operations and cash flows of Lark from the closing date. Although we expect Lark to contribute positive operating results, we will still incur net losses in the foreseeable future as we continue to develop our proprietary programs. The extent of the benefits received from the acquisition will depend upon how quickly we are able to obtain operational efficiencies and increased sales from the integration of Lark's operations and sales force.

  DNA Sciences, Inc.

        On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for $1.8 million, inclusive of related fees and expenses. The primary assets acquired consisted of a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding cardiac channelopathies and a thiopurine S-methyltransferase, or TPMT, test as well as certain trade accounts receivable and fixed assets. By combining these service offerings with our proprietary programs and molecular biology services, we increased our offerings for the application of pharmacogenomics to the clinical development and marketing of drugs.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect our reported assets and liabilities, revenues and expenses, and other information reported in our financial statements and accompanying footnotes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from estimates, sometimes materially. We regard an accounting estimate or assumption underlying our financial statements as a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on financial condition or operating performance is material.

        Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003. Not all of these significant accounting policies, however, fit the definition of "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to:

  •
  revenue recognition;

  •
  valuation of long-lived assets;

  •
  research and development expenses; and

  •
  goodwill and identifiable intangible assets

fit the definition of "critical accounting estimates." The first three estimates above are described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2003. In addition, we believe that our estimates relating to goodwill and identifiable intangible assets, which are described below, now fit the definition of "critical accounting estimates."

        Goodwill and identifiable intangible assets.    We record business combinations under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting subsequent to initial recognition. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets are subject to annual impairment tests and will also be tested for impairment between annual tests, if changes in circumstances indicate that the carrying amount may be impaired. This testing compares carrying values to fair values and, if the carrying value of these assets is less than the fair value, an impairment loss is recognized for the amount of the difference.

Results of Operations

  Three Months Ended June 30, 2004 and 2003

        License and service revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and from molecular biology services. Revenue decreased to $2.6 million for the three months ended June 30, 2004 from $2.7 million for the same period in 2003. The decrease was primarily due to a one-time $675,000 license fee received from Prometheus for expanded rights to the TPMT test during the three months ended June 30, 2003 and the expiration of the J&J PRD contract, which accounted for $750,000 of revenue in the three months ended June 30, 2003. The decrease was offset by a $1.0 million increase in revenue from research genotyping.

        Laboratory services revenue consists of revenue recognized from services provided by our GLP compliant DNA banking and genotyping facility, which we acquired in May 2003, and GLP compliant sequencing services and other molecular biology services provided by Lark, which we acquired in April 2004. Laboratory services revenue increased to $2.8 million for the three months ended June 30, 2004 from $387,000 for the same period in 2003. The increase in revenue is primarily attributable to the inclusion of $2.3 million of revenue from Lark since the date of acquisition.

        Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred in providing the laboratory services. The cost of laboratory services was $2.0 million for the three months ended June 30, 2004 compared to $347,000 for the same period in 2003. The increase is primarily due to the inclusion of approximately $1.2 million of expenses incurred by Lark in the quarter ended June 30, 2004. In addition, the 2004 expenses include the cost of our GLP compliant DNA banking and genotyping facility for a full quarter, as opposed to the 2003 period which only included such costs from May 15, 2003. Due to the fixed cost nature of operating these facilities, we expect the cost of laboratory services to decrease as a percentage of revenues as we grow.

        Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and HAP Typing, technology license fees and facility-related costs. We expense our research and development costs as incurred. Research and development costs increased to $6.1 million for the three months ended June 30, 2004 from $4.7 million for the same period in 2003. A substantial portion of our research and development expenditures are incurred in developing and conducting our proprietary programs. The following is a breakdown of research and development expenses (in thousands):

	Three Months Ended
	June 30, 2004	June 30, 2003
Payroll and benefits	$2,060	$1,970
Depreciation and amortization	1,200	1,580
Material and reagent costs	1,350	470
License fees	450	40
Repairs and maintenance	150	160
Stock based compensation	90	40
Other	828	449

Total	$6,128	$4,709

        The increase in research and development expenses for the three months ended June 30, 2004 is primarily attributable to an increase of approximately $880,000 in material and reagent costs and a $410,000 increase in license fees. The increase in the material and reagent costs is primarily due to an increase in research services provided by our research laboratories, costs incurred in advance of the related revenue and an increase in internal research activities related to the launch of our FAMILION Test. The increase in license fees is primarily due to a non-cash charge incurred for common shares issued in connection with a letter of intent entered into for in-licensing a drug candidate in clinical development. We expect to continue to devote substantial resources to research and development expenses in the near future as we continue to develop our proprietary programs. If we are successful in-licensing a drug candidate for further clinical development, our research and development expenses would substantially increase.

        Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $3.7 million for the three months ended June 30, 2004 from $2.1 million for the same period in 2003. The increase is primarily due to the inclusion of $680,000 in expenses incurred by Lark in the second quarter of 2004 as well as amortization of intangible assets of $170,000 and $70,000 of deferred compensation, recognized from the purchase of Lark. In addition, professional fees for the quarter increased by approximately $320,000 over the prior year, primarily due to an increase in professional fees in connection with Sarbanes-Oxley requirements.

        Other income decreased to approximately $9,000 for the three months ended June 30, 2004 from income of $90,000 for the same period in 2003. The decrease is primarily due to a decrease in interest income as a result of higher cash, cash equivalents and short-term investment balances in 2003.

        Interest expense decreased to approximately $175,000 for the three months ended June 30, 2004 from $191,000 for the same period in 2003. The decrease is primarily due to lower debt balances in 2004.

        Income tax (expense) benefit decreased to an expense of $36,000 for the three months ended June 30, 2004 from a benefit of approximately $320,000 for the same period in 2003. The State of Connecticut (the State) allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year. We recorded the fiscal 2002 tax benefit in the quarter ended June 30, 2003. In 2004, we are recording the estimated benefit as earned during the year. For the quarter ended June 30, 2004, this benefit was offset by foreign and state taxes recorded during the period.

        Equity in loss of affiliate of $150,000 for the three months ended June 30, 2004 represents our percentage interest in the unaudited losses of Sciona Limited (Sciona) based on our 37% equity interest in Sciona. In November 2003, we granted Sciona a license to our technology in exchange for an equity interest. We expect that the loss from Sciona will average approximately $150,000 per quarter for 2004 as Sciona develops its test and commercialization plans and seeks additional funding.

        During the fourth quarter of 2003, in connection with our issuance of Series A preferred stock, we granted a warrant to purchase additional shares of Series A preferred stock. We were required to recognize, over the life of the warrant, a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant. The warrant was exercised on June 30, 2004, and, therefore, we recognized the remaining unamortized beneficial conversion charge of approximately $40,000 during the three months ended June 30, 2004. In addition, we recognized a charge of $833,000 representing the Black-Scholes value of the common stock warrant issued in connection with this transaction.

Six Months Ended June 30, 2004 and 2003

        License and research revenue increased to approximately $5.4 million in the six months ended June 30, 2004 from $4.9 million in the six months ended June 30, 2003. The increase in license and research revenue is primarily attributable to a $1.3 million increase in research genotyping service revenue, which was partially offset by a one-time $675,000 license fee received from Prometheus for expanded rights to the TPMT test during the three months ended June 30, 2003.

        Laboratory services revenue increased to approximately $3.7 million in the six months ended June 30, 2004 from $347,000 in the six months ended June 30, 2003. The increase in revenue is attributable to the inclusion of $2.3 million of revenue from Lark since the date of acquisition. In addition, revenue from our GLP compliant DNA banking and genotyping facility is included for a full six months in 2004 as opposed to 2003 which only included revenue earned from the date of acquisition, May 15, 2003.

        The cost of laboratory services was $2.8 million for the six months ended June 30, 2004 compared to $387,000 for the same period in 2003. The increase is due to the inclusion of $1.2 million of expenses incurred by Lark in the quarter ended June 30, 2004, and an increase of approximately $1.3 million in expenses incurred by our GLP compliant DNA banking and genotyping facility in North Carolina. The expenses for 2003 included only those expenses incurred since we acquired the facility from DNA Sciences on May 15, 2003.

        Research and development expenses increased to approximately $11.1 million in the six months ended June 30, 2004 from approximately $9.4 million in the six months ended June 30, 2003. The following is a breakdown of research and development expenses (in thousands):

	Six Months Ended
	June 30, 2004	June 30, 2003
Payroll and benefits	$4,150	$3,780
Depreciation and amortization	2,530	3,170
Material and reagent costs	1,900	1,000
License fees	710	140
Repairs and maintenance	280	270
Stock based compensation	190	—
Other	1,380	1,090

Total	$11,140	$9,450

        The increase in expenses is primarily attributable to an increase of approximately $900,000 in material and reagent costs, an increase of approximately $570,000 in license fees and an increase of approximately $370,000 in payroll and related costs, which were partially offset by a decrease of $640,000 in depreciation and amortization expenses. The increase in the material and reagent costs is primarily due to an increase in research services provided by our research facility, costs incurred in advance of the related revenue and increases in internal research activities related to the launch of our FAMILION Test. The increase in license fees is primarily due to a non-cash charge for shares issued in connection with a letter of intent entered into for the in-licensing of a drug candidate in clinical development. The increase in payroll and benefits is due to a minor increase in personnel associated with the growth of our business and a general increase in salaries. The decreases in depreciation expense is primarily due to the fact that many of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004.

        Selling, general and administrative expenses increased to approximately $6.0 million in the six months ended June 30, 2004 from approximately $4.1 million in the six months ended June 30, 2003. The increase is primarily due an increase of $680,000 due to the inclusion of Lark since April 2004. Amortization of the intangible assets recognized from the Lark purchase accounted for an additional $170,000 in expense over the prior year. Professional fees increased by approximately $480,000 in the six months ended June 30, 2004, primarily due to an increase in fees incurred in connection with Sarbanes-Oxley requirements. In addition, a sales and use tax refund of $288,000 was recorded in the second quarter of 2003.

        Other income decreased to approximately $84,000 in the six months ended June 30, 2004 from $224,000 in the six months ended June 30, 2003. The decrease is primarily due to a decrease in interest income as a result of higher cash, cash equivalent and short-term investment balances in 2003.

        Interest expense decreased to approximately $355,000 in the six months ended June 30, 2004 from approximately $392,000 million in the six months ended June 30, 2003. The decrease is primarily the result of lower debt balances in 2004.

        Income tax (expense) benefit decreased to a benefit of approximately $13,000 for the six months ended June 30, 2004 from a benefit of approximately $320,000 for the same period in 2003. The benefit represents a net tax benefit from the State of Connecticut as a result of legislation which allows companies to receive cash refunds from the State at a rate of 65% of their incremental research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year. We recorded the fiscal 2002 tax benefit in the six months ended June 30, 2003. In 2004, we are recording the estimated benefit as earned during the year. This benefit is offset by estimated foreign and state taxes of approximately $86,000 recorded during the period.

        Equity in loss of affiliate of $300,000 for the six months ended June 30, 2004 represents our percentage interest in the unaudited losses of Sciona based on our 37% equity interest in Sciona. In November 2003, we granted Sciona a license to our technology in exchange for an equity interest. We expect that the loss from Sciona will average approximately $150,000 per quarter for 2004 as Sciona develops its test and commercialization plans.

        During the fourth quarter of 2003, in connection with our issuance of Series A preferred stock, we granted a warrant to purchase additional shares of Series A preferred stock. We were required to recognize, over the life of the warrant, a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant. The warrant was exercised on June 30, 2004, and, therefore, we recognized the remaining unamortized beneficial conversion charge of approximately $40,000. A total of $46,000 was recognized for the six months ended June 30, 2004. In addition, we recognized a charge of $833,000 representing the Black-Scholes value of a common stock warrant issued in connection with this transaction.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, research and development expenses, clinical trials, general corporate expenses and acquisitions.

        We have financed our operations primarily through the private and public sale of common and preferred stock, revenue from servicing customers, payments under licensing agreements, loans and capital leases. From inception through June 30, 2004, we have received aggregate gross proceeds of approximately $173.6 million from the issuance of common and preferred stock. In addition, through June 30, 2004, we have received $35.5 million from license and service fees, royalties and research contracts. We have also received $26.2 million from capital lease financing arrangements and $13.2 million from other loans. Through June 30, 2004, we have acquired $43.9 million of property and equipment. These assets were largely financed through capital lease financing arrangements and other loans.

Cash and Cash Equivalents

        At June 30, 2004, cash, cash equivalents and short-term investments totaled $11.6 million compared to approximately $16.8 million at December 31, 2003. Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

Cash Flow

        Cash used in operations, for the six months ended June 30, 2004, was $8.5 million compared with $5.1 million for the same period in 2003. The cash used in operations, for the six months ended June 30, 2004, resulted primarily from a net loss of $11.5 million and a $1.3 million decrease in accrued expenses, partially offset by $4.2 million of non-cash charges for depreciation and amortization expense, stock based compensation, non-cash research and development expense and the loss in equity of affiliate. The cash used in operations, for the six months ended June 30, 2003, resulted primarily from a net loss of $8.5 million, partially offset by $3.7 million of non-cash charges for depreciation and amortization expense and stock based compensation.

        Cash provided by investing activities was $3.5 million for the six months ended June 30, 2004 compared to cash used in investing activities of $161,000 for the same period in 2003. For the six months ended June 30, 2004, we used $930,000 for the purchase of property and equipment and received net proceeds of $4.2 million from the maturity of investments in marketable securities. For the six months ended June 30, 2003, we used $1.7 million of cash for the purchase of certain assets and liabilities of DNA Sciences, $530,000 to purchase property and equipment and received net proceeds of $2.0 million from the liquidation of investments in marketable securities.

        Cash provided by financing activities, for the six months ended June 30, 2004, was $3.9 million compared to cash used in financing activities of $3.5 million for the same period in 2003. For the six months ended June 30, 2004, we received cash of approximately $5.1 million from the sale of common stock and the exercise of a preferred stock warrant and used cash of approximately $1.1 million for the repayment of long-term debt and capital lease obligations. During the same period in 2003, we repaid capital lease obligations and long-term debt of approximately $3.6 million.

Contractual Obligations

        Our future contractual cash obligations as of June 30, 2004, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2004	Fiscal Years 2005 and 2006	Fiscal Year 2007 and 2008	Fiscal Years 2009 and later
Long-Term Debt, including interest	$10,831	$2,619	$4,499	$1,408	$2,305
Capital lease obligations	696	239	457	—	—
Operating Leases	12,358	728	2,657	2,910	6,063
Minimum License Obligations	1,383	26	215	215	927

Total Contractual Cash Obligations	$25,268	$3,612	$7,828	$4,533	$9,295

        Long-term debt consists primarily of three financing agreements with Connecticut Innovations, Inc., CII, and an agreement with Comerica. The funds received from CII were used to finance certain leasehold improvements and related costs associated with our New Haven facility. Each CII agreement provides for monthly payments of principal and interest, based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011. Borrowings under the agreements bear interest at 6.5% and are secured by the related leasehold improvements. Funds received from Comerica were used to refinance certain of the amounts due under several capital lease agreements. The agreement requires ratable repayment of principal over a 36-month period and bears interest at the prime rate plus 2.5%. Borrowings under the agreement are secured by certain of our assets. We were in compliance with all debt covenants as of June 30, 2004.

        Capital lease obligations consists of four agreements Lark entered into with three different leasing companies. The agreements require monthly payments of principle and interest, at varying rates and have termination dates between September 2005 and May 2006.

        We lease our operating facilities located in New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas and Takeley, England. The Connecticut lease agreements require annual lease payments of $1.1 million per year over the original term which expires in 2006. We have two five-year renewal options to extend the lease agreements beyond the initial term and we have assumed that one five-year renewal option was exercised in the table above. In April 2004, we signed a new 10-year lease agreement for our North Carolina facility. The agreement requires initial annual lease payments of approximately $427,000 a year increasing to approximately $517,000 in the final year of the lease. We expect to move to the new facility in North Carolina in the fourth quarter of 2004. In the second quarter of 2004, we signed a 10-year lease agreement for our facility in Takeley, England. The agreement requires annual lease payments of approximately $115,000 for the first five years with an annual review of rent thereafter. For purposes of the above table we have assumed a constant rent for the 10-year period. In addition, we lease space in Houston, Texas under a lease agreement that expires in December 2009. The lease requires annual lease payments of approximately $134,000. We are recording the expense associated with the leases on a straight-line basis over the expected term of the lease. In addition to the operating lease agreements for our current facilities, we also have operating leases for various office equipment.

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

Short-Term Funding Requirements

        We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt service obligations and capital expenditures for at least the next 12 months based upon our current activities. However, if we are successful in in-licensing a drug candidate in clinical development, we would require additional funding.

        We expect to continue to finance our operations from cash we received in October 2003 and June 2004 from the sale of our Series A preferred stock, and future revenue from our proprietary programs and molecular biology services customers. Factors affecting our funding requirements are described below. In particular, if we are unsuccessful in marketing our proprietary programs and growing our service revenues, we may not generate sufficient revenue to sustain our operations at planned levels. We expect to expend substantial funds to conduct research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements. Capital expenditures are not currently expected to exceed $2.5 million for each of fiscal 2004 and 2005.

Long-Term Funding Requirements

        In addition to our short term funding requirements, for periods beyond 12 months, even if we grow our revenue significantly, we will need to seek additional funding through public or private equity financings, debt financings or commercial customers.

        Our cash requirements in both the short-term and the long term could vary depending upon a number of factors, many of which may be beyond our control, including:

  •
  our ability to retain and find new customers for our proprietary programs;

  •
  our ability to grow profitably our molecular biology services business;

  •
  our ability to successfully commercialize molecular tests;

  •
  whether we successfully in-license a drug candidate;

  •
  the commercialization of intellectual property derived from our proprietary programs;

  •
  the level of competition we face;

  •
  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  •
  our ability to maintain and develop our proprietary programs; and

  •
  our ability to manage effectively our operating expenses.

        If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to the Series A preferred stock without the vote or written consent of holders of at least 66 2/3% of the Series A preferred stock then outstanding. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Income Taxes

        We have not generated any federal taxable income to date and, therefore, have not paid any federal income taxes since inception. On December 31, 2003, we had available unused net operating loss carryforwards of approximately $133.6 million and $131.8 million, which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2004, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure. We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Off-Balance Sheet Arrangements

        During the year ended December 31, 2003, and through June 30, 2004, we have not engaged in off-balance sheet activities, including the use of structured finance or specific purpose entities.

Recent Accounting Pronouncements

        In April 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 did not have an effect on the Company's condensed consolidated financial statements.

Factors Affecting Future Operating Results

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements. The words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied. These important factors include our "critical accounting estimates" and the factors set forth below.

We are an early stage company with a history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

        We have incurred substantial operating losses since our inception. As of June 30, 2004, we have generated only minimal revenues from our proprietary programs and our molecular biology services. From inception through June 30, 2004, we had an accumulated deficit of approximately $224.5 million. Our losses to date have resulted principally from costs we incurred in the development of and in conducting our proprietary programs and from general and administrative costs associated with operations. We expect to devote substantially all of our resources for the foreseeable future to service our molecular biology services and proprietary programs customers and continue the development of our proprietary programs.

        We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, pharmaceutical and biotechnology companies are only beginning to use services such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology. We expect to continue incurring losses for a number of years.

We currently rely on a limited number of customers for a substantial portion of our revenue. As a result, the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse effect on our business and operating results.

        We are dependent upon a limited number of customers for substantially all of our revenue. In the quarter ended June 30, 2004, two of our customers accounted for 39% of our revenues, and each individually accounted for more than 10% of our revenue. No other customer accounted for 10% or more of our revenues in the quarter ended June 30, 2004. If we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price. In addition, if any of these customers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

To generate significant revenue, we must obtain additional customers for our molecular biology services and our proprietary programs.

        Our strategy depends on obtaining additional customers for our molecular biology services and entering into agreements with pharmaceutical and biotechnology companies for our HAP Technology and our other proprietary programs. Our contracts for our molecular biology services and with many of our HAP Technology customers are for specific limited-term projects. We may not be successful in obtaining sufficient new customers for our molecular biology services, additional customers for our HAP Technology, or obtaining any significant customers for our other proprietary programs to replace our current customers and projects. If we are unsuccessful in finding such new customers, we may never generate sufficient revenue to sustain our operations. In addition, we expect that some of our future HAP Technology collaborations, like some of our current HAP Technology collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed. Accordingly, we must continually obtain new customers to be successful. To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

  •
  demand for and market acceptance of our molecular biology services and our proprietary programs;

  •
  timing of the execution of agreements relating to our molecular biology services and proprietary programs, and other material contracts;

  •
  our dependence on a limited number of customers for a substantial portion of our revenue;

  •
  our competitors' announcements or introduction of new products, services or technological innovations;

  •
  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products, drug candidates or technologies;

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

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges we accrue and related disclosure of contingent assets and liabilities. For example, we have recorded certain long-lived intangible assets based on their value at the date of acquisition. Events could occur that would cause us to re-evaluate the life of those assets and, therefore, whether those assets have been impaired, resulting in an impairment charge. We based the estimates we make on historical experience and on various other assumptions that we believed to be reasonable at the time and under the circumstances. If the estimates relating to our intangibles are determined to be incorrect, a write-down may be required, which could have a material adverse effect on our financial condition. There can be no assurance that any of our estimates or the assumptions underlying our estimates, whether relating to intangibles or other aspects of our financial statements, will be correct.

We may require additional funding to fund operations and repay debt and we may not be able to obtain any such funding.

        We have used substantial amounts of cash to fund our research and development activities. We will continue to spend funds to service our customers, to conduct our proprietary programs and to maintain our HAP Technology. We plan to pay for these activities with funds from our existing cash and investment securities, and income that we may receive from our customers.

        Our cash requirements in both the short term and the long term could vary depending upon a number of factors, many of which may be beyond our control, including:

  •
  our ability to retain and find new customers for our proprietary programs;

  •
  our ability to grow profitably our molecular biology services business;

  •
  our ability to successfully commercialize molecular tests;

  •
  whether we successfully in-license a drug candidate;

  •
  the commercialization of intellectual property derived from our HAP Technology;

  •
  the level of competition we face;

  •
  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

  •
  our ability to maintain and develop our proprietary programs; and

  •
  our ability to manage effectively our operating expenses.

        We intend to rely on revenues generated from our current customers and future customers, if any, for significant funding to support our development efforts. To execute our business plans, we will need to grow our revenue significantly each year. We cannot assure you that we will be able to obtain new customers for our molecular biology services and our proprietary programs, or generate the increased revenue to support our development efforts. If we do not receive this income or do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan.

        We believe that our existing cash reserves will be sufficient to support our expected net losses, debt obligations and capital expenditures for at least 12 months based upon our current business plans. However, if we are successful in in-licensing a drug candidate in clinical development, we would require additional funding. In addition, to execute our business plans, or if we otherwise spend our existing cash and investment securities more rapidly than we currently plan, we may need to seek additional funding through public or private equity offerings, debt financings or through commercial customers. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable or favorable to us, if at all. In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to the Series A preferred stock without the vote or written consent of holders of at least 66 2/3% of the Series A preferred stock then outstanding. If we are unable to obtain additional financing or generate sufficient revenues, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Our proprietary programs may not allow our commercial customers to develop commercial products or to increase sales of their marketed products.

        We developed our HAP Technology and other proprietary programs on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes. Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are aware of only one successful drug program applying genomics.

        We discover HAP Markers for pharmaceutically relevant genes. This information may not prove to be superior to genomic variation information discovered by our competitors. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

        Our DecoGen Informatics System may also be less effective than we expect or may not allow us or our commercial customers to determine a correlation between drug response and genomic variation. Furthermore, even if we or our customers are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products nor may our customers be able to increase the sales of their marketed products using this correlation. Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and proprietary program customers.

We may be unable to develop or commercialize our proprietary programs if we cannot establish additional customers and we may depend on our customers to develop or to co-develop products.

        Part of our current and future revenue will depend on payments from our current proprietary program customers and our future proprietary program customers, if any, for either the new products they may develop or for increased sales of their existing products, made possible through the use of our HAP Technology. If we are unable to attract new proprietary program customers, we may never generate sufficient revenue to sustain our operations.

        Our customers for certain of our proprietary programs may be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any product or enhanced marketing claims that result from the application of our proprietary programs. Our current agreements with these customers allow them significant discretion in pursuing these activities and future agreements, if any, may allow similar discretion. We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products. Our current proprietary program arrangements and our future proprietary program arrangements, if any, may also have the effect of limiting the areas of research or commercialization that we may pursue either alone or with others. Because part of our revenue could be dependent on the successful commercialization or development of our customers' products, if, for any reason, a proprietary program customer delays or abandons its development or commercialization of a product developed using our HAP Technology, we may receive reduced royalty or other payments or no royalty or other payments at all.

        We invest considerable amounts of time, effort, and money to license our HAP Technology and proprietary programs and, if we fail in these licensing efforts, we may not generate sufficient revenue to sustain our operations.

        Our ability to obtain customers for our proprietary programs will depend in significant part upon the pharmaceutical and biotechnology industries' acceptance that our HAP Technology can help accelerate or improve their drug and diagnostic development and marketing efforts. To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAP Technology. Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our proprietary programs will be commercially viable. If we fail to gain this acceptance, we may never generate sufficient revenue to sustain our operations. We may expend substantial funds and management effort to market our proprietary programs without any resulting revenue.

Our ability to make any acquisition is dependent on the availability of adequate cash and the attractiveness of our stock price.

        We anticipate that any future acquisitions of businesses or technologies will be financed through cash from operations, the issuance of shares of our common or preferred stock and/or seller financing. We cannot assure you that we will have sufficient existing capital resources or that we will be able to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions.

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

        From time to time, we may acquire or make strategic investments in other businesses or technologies. For example, on May 15, 2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences. In addition, on April 1, 2004, we acquired Lark. The acquisitions of DNA Sciences and Lark, as well as any other acquisitions or strategic investments we may make in the future, entail numerous risks that include the following:

  •
  difficulties integrating any acquired operations, personnel, technologies or product;

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

If we are unable to prevent others from unauthorized use of, or are unable to defend their use of, our patents, trade secrets or know how, we may not be able to operate our business profitably.

        Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable. Thus, even if we obtain patents, they may be challenged, narrowed, invalidated or unenforceable against third parties, which could limit our ability to stop competitors from marketing similar technologies or products, or limit the length of term of patent protection we may have for any of our technologies or products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Because patent applications that were filed prior to November 29, 2000 in the United States are confidential until patents issue, third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, and our patent applications may not have priority over any patent applications of others. We are aware that there are other firms and individuals who have discovered, or are currently discovering, information similar to the information we are discovering, who may have filed, and in the future are likely to file, patent applications that are similar or identical to our proprietary program patent applications. In addition, some interest groups are lobbying for restrictions on patenting of genetic tests.

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

        If any party should successfully claim that the creation or use of our proprietary programs infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action threatened or commenced against us or any of our program customers claiming damages or seeking to enjoin commercial activities relating to the affected test and processes could, in addition to subjecting us to potential liability for damages, require us or current and any future customers of our proprietary programs, if any, to obtain a license in order to continue to manufacture or market the affected test and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our proprietary programs, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

Regulatory oversight of our proprietary programs and public opinion regarding ethical issues surrounding the use of genetic information may adversely affect our ability to market our products and services.

        Currently, there is limited Food and Drug Administration, or FDA, regulation of genetic tests. The Secretary's Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests. If the FDA adopts this recommendation, it may require that we, or our customers, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our intellectual property. If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenue to sustain our operations.

        The FDA has only once required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. In this one instance, the FDA has stipulated that this requirement can be fulfilled with either gene expression information or genomic variation information. On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. The draft guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. The draft guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic with which the voluntary data is associated. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue final guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

        Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data. To the extent that these laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our proprietary programs and we may not generate sufficient revenue to sustain our operations.

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

If we or our customers do not seek, or do not receive, marketing approval for products developed, if any, from our proprietary programs, we may receive delayed royalty or other payments or no royalty or other payments at all.

        Any new drug, biologic, or new drug or biologic indication our customers develop using genetic markers from our proprietary programs must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years, requires substantial expense and is uncertain as to outcome. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our customers, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenue will be dependent on the successful commercialization or development of products using genetic markers from our proprietary programs, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using genetic markers from our proprietary programs may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our customers are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAP Technology or genetic markers from our other proprietary programs, the lack of regulatory approval will diminish the value of our HAP Technology and other proprietary programs.

        To date, none of our customers have developed or commercialized any therapeutic product or commercialized any diagnostic product using our genetic markers from our proprietary programs. We expect to rely on our customers to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of any product they develop with our genetic markers from our proprietary programs, if any. Our customers may not submit an application for regulatory review. Even if they do submit applications, they may not be able to obtain marketing clearance for any product on a timely basis, if at all. If our customers fail to obtain required governmental clearances for therapeutic or diagnostic product, they will not be able to market these products. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenue sufficient to sustain our operations.

If we do not successfully distinguish and commercialize our proprietary programs, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

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

        These competitors may discover, characterize or develop important technologies applying genomics before us or our customers for our proprietary programs that are more effective than those technologies which we develop or which our customers for our proprietary programs develop. Additionally, these competitors may obtain regulatory approvals for their drugs and diagnostics more rapidly than our customers for our proprietary programs do, any of which could limit our ability to market effectively our proprietary programs.

        Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genomic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies.

        Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others may rapidly develop new technologies that may result in our test or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our proprietary programs could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics.

Our FAMILION Test may not gain market acceptance.

        The market for genetic tests is relatively undeveloped. We are seeking to sell our test to physicians who do not currently have a genetic test available for cardiac channelopathies. The success of our test depends on its acceptance by the medical community, patients and third-party payors as medically useful. If we are not able to gain market acceptance for our test we may not be able to generate sufficient revenue to sustain our operations.

If we are unable to obtain reimbursement from health insurers and other organizations for our FAMILION Test, our test may be too costly for regular use and our ability to generate revenues would be harmed.

        Our future revenues and profitability will be adversely affected if we cannot depend on governmental and private third-party payors to defray the cost of our test to patients. If these entities refuse to provide reimbursement for our test or provide an insufficient level of reimbursement, our test may be too costly for general use. Our profitability may be adversely impacted if we choose to offer our test at a reduced price. Any limitation on the use of our test or any decrease in the price of our test without a corresponding decrease in the related costs could have a material adverse effect on our ability to generate revenues.

The current technology labor market is very competitive, and our business may suffer if we are not able to hire and retain sufficient personnel.

        Our future success depends on the continued service of our key technical, marketing, executive and administrative personnel. The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts. In addition, research, product development and commercialization may require additional skilled personnel. Competition for qualified personnel in the technology area is intense, and we operate in geographic locations where labor markets are particularly competitive, including New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England, where our service facilities are located. If we are unable to attract and retain a sufficient number of qualified employees on acceptable terms, our business, financial condition and results of operations could be seriously harmed. The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

We depend on third-party products and services and limited sources of supply for our high-throughput genotyping laboratory.

        We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers. For example, we have a written agreement with Sequenom, Inc. pursuant to which it is contractually the sole provider of silicon chips for one-time use on their MassARRAY™ System, which is our primary genotyping platform in our New Haven facility. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. While we believe that we could prepare for reuse the requisite supply of chips without unreasonable cost or delay, we may be unable to do so. We have no other written long-term supply agreements with our suppliers. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several other risks, including:

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

        Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that any of these elements malfunction, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events. In addition, the software and algorithmic components of DecoGen are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future test. If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers' drug and diagnostic discovery and development efforts, we could experience a loss in revenue, or a delay in receiving revenue and a delay in obtaining market acceptance for our technology.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

        On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our Series A preferred stock and granted the purchaser of such shares a warrant, exercisable at any time until December 31, 2005, to purchase an additional 190,000 shares of our Series A preferred stock at $22.50 per share, which the purchaser exercised on June 30, 2004. In connection with the exercise of the warrant, we granted an affiliate of the Series A holder a warrant to purchase 261,500 shares of our common stock at $4.17 per share. Each share of our Series A preferred stock is currently convertible into ten shares of our common stock. Consequently, on an as-converted basis, an aggregate of 4,600,000 shares of our common stock may be issued to the Series A purchaser. Any issuance of shares of our common stock upon conversion of shares of our Series A preferred stock could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants which, as of June 30, 2004, are exercisable for an aggregate of 5,311,427 shares of our common stock, assuming they elect to exercise such securities. Moreover, any sale of the shares of common stock issued upon conversion of the Series A preferred stock, as well as any of the outstanding shares of our common stock issued upon exercise of options or warrants, into the public market could cause a decline in the trading price of our common stock. In acquisition transactions, in financing transactions, for compensatory purposes or in other types of transactions, additional issuances of equity securities could dilute the interests of our current and future stockholders.

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

  •
  we default under any agreement entered into on or after October 7, 2003 under which we have incurred indebtedness for borrowed money in excess of $500,000; and

  •
  we, prior to October 29, 2008, liquidate, dissolve or wind-up, transfer all or substantially all of our assets or are party to a merger or other change in control transaction, in which our stockholders do not own a majority of our outstanding voting securities after such transaction.

        If we are required to redeem our Series A preferred stock due to any of the foregoing events, we are required to pay each holder of our Series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date. As of June 30, 2004, the aggregate redemption price we would be required to pay is approximately $11,370,000.

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

        As of June 30, 2004, the holder of our Series A preferred stock, together with its affiliates, held or had the right to acquire and/or vote 15.97% of our outstanding common stock (assuming the conversion of Series A preferred stock to common stock and the exercise of a common stock purchase warrant), including shares of our common stock which the holder previously purchased in the open market. The Series A holder has agreed not to convert its Series A if such conversion would cause the holder to beneficially own in excess of 9.99% of our common stock. Nevertheless, this stockholder would have significant influence over any change in control of the company that may be favored by other stockholders and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders. Consequently, this stockholder may approve a transaction that in its judgment enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our Series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions.

        Our amended and restated certificate of incorporation, which we refer to as our charter, and the Series A purchase agreement, govern the terms of our Series A preferred stock and impose significant restrictions on our business. These restrictions may limit our ability to operate our business and to take advantage of potential business opportunities as they arise. Our charter places restrictions on our ability, without the consent of the holders of at least 66 2/3% of the outstanding shares of our Series A preferred stock, to:

  •
  alter or change the rights, preferences or privileges of our Series A preferred stock, including any increase in the number of authorized shares of our Series A preferred stock;

  •
  incur more than $7,000,000 of indebtedness at any time;

  •
  create, incur or assume specified liens; or

  •
  declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

        Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions. In addition, the holder of our Series A preferred stock have the right to participate in future capital raising transactions of the company. The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the Series A preferred stockholder. The terms of any additional financing we may enter into may impose constraints on our ability to operate our business as we deem appropriate. These restrictions and covenants could limit our ability to take advantage of financings, mergers and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and your investments in our common stock.

Item 3—Quantitative and Qualitative Disclosures about Market Risk.

        Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our investment portfolio as of June 30, 2004.

Item 4—Controls and Procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiary, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        On April 29, 2004, we issued 84,000 shares of our common stock in connection with a letter of intent to in-license a drug candidate in clinical development. We issued the shares to the potential licensor in consideration for the exclusive right to negotiate an agreement to license this drug candidate.

        On June 30, 2004, the holder of our Series A preferred stock exercised its warrant to purchase an additional 190,000 shares of Series A preferred stock, resulting in gross proceeds to us of approximately $4.3 million. In connection with the exercise of the warrant, we granted an affiliate of the holder of our Series A preferred stock a warrant exercisable at any time until June 30, 2009, to purchase 261,500 shares of our common stock at $4.17 per share, the fair market value on the date of the grant.

        No underwriters were involved in the foregoing issuances, and the securities described were issued to the investors in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from registration was required.

Item 4—Submision of Matters to a Vote of Security Holders.

        On May 26, 2004, the following proposals were voted on at our 2004 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes
To elect Harry H. Penner, Jr. to serve as a class 1 director until the 2007 annual meeting of stockholders	28,295,147	224,753	—	n/a
To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year	28,363,159	228,002	7,039	n/a

        In addition to the class 1 director listed above who was elected at the meeting, the present terms of our class 2 and class 3 directors continued after the meeting as follows:

  •
  Terms expiring at our 2006 annual meeting of stockholders: Jurgen Drews, Kevin Rakin and Christopher Wright, our class 2 directors

  •
  Terms expiring at our 2005 annual meeting of stockholders: Karen Dawes, Joseph Klein III and Seth Rudnick, our class 3 directors.

Item 6—Exhibits and Reports on Form 8-K.

(a)
Exhibits

        See Index to Exhibits attached hereto.

(b)
Reports on Form 8-K

        On May 14, 2004, we filed Amendment No. 1 to our Current Report on Form 8-K that was filed on April 16, 2004. The Amendment provided the financial information for Lark Technologies, Inc. required by Item 7(a) of Form 8-K.

        On May 11, 2004, we furnished a Current Report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

        On April 16, 2004, we filed a Current Report on Form 8-K providing information regarding the terms of our merger agreement with Lark Technologies, Inc. and filing a copy thereof.

        On April 1, 2004, we filed a Current Report on Form 8-K announcing the closing of our merger with Lark Technologies, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.
Date: August 16, 2004	By:	/s/ BEN KAPLAN Ben Kaplan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1+	Strength Research License Agreement by and between Genaissance Pharmaceuticals, Inc. and AstraZeneca UK Limited dated September 5, 2003.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

+
Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

QuickLinks

Index
  PART I—Financial Information
  Item 1—Financial Statements.
GENAISSANCE PHARMACEUTICALS, INC. Condensed Consolidated Balance Sheets (In thousands, except per share data) (Unaudited)
GENAISSANCE PHARMACEUTICALS, INC. Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
GENAISSANCE PHARMACEUTICALS, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
GENAISSANCE PHARMACEUTICALS, INC. Notes to Unaudited Condensed Consolidated Financial Statements For the Quarter Ended June 30, 2004 (Amounts in thousands, except per share data)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3—Quantitative and Qualitative Disclosures about Market Risk.
  Item 4—Controls and Procedures.
  PART II—Other Information
  Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 4—Submision of Matters to a Vote of Security Holders.
  Item 6—Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX