Form 10-Q
period 2004-09-30
GENAISSANCE PHARMACEUTICALS INC
filed 2004-11-15
CIK 1110009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Yes ☐       No ☒

The number of shares of the registrant’s outstanding common stock as of November 11, 2004, was 31,132,084 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the quarter ended September 30, 2004

Index

PART I – FINANCIAL INFORMATION

Item 1 – Financial statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to the Unaudited Condensed Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 – Exhibits

Signature

The Genaissance name and logo, and DecoGen®, HAPTM and FAMILION™ are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries.  All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – Financial Information

Item 1 – Financial Statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$6,911	$8,033
Marketable securities	—	8,771
Accounts receivable and unbilled revenue, net	5,237	2,573
Taxes receivable	718	1,442
Inventory	680	1,278
Other current assets	1,040	645

Total current assets	14,586	22,742

Property and equipment, net	8,343	8,776
Deferred financing costs, net	242	317
Investment in affiliate	1,186	2,531
Goodwill	11,181	—
Other intangibles, net	11,301	794
Other assets	101	429

Total assets	$46,940	$35,589

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,319	$2,088
Accounts payable	879	898
Accrued expenses	2,845	2,925
Accrued dividends	1,208	1,181
Current portion of deferred revenue	1,956	1,455

Total current liabilities	11,207	8,547

Long-Term Liabilities:
Long-term debt, net of current portion	3,839	7,030
Deferred revenue, net of current portion	2,972	4,090
Other long-term liabilities	1,852	1,593

Total long-term liabilities	8,663	12,713

Series A Redeemable Convertible Preferred
Stock $.001 par value: 460 authorized shares at September 30, 2004 and December 31, 2003; 460 and 270 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (liquidation preference $10,350 at September 30, 2004)	9,615	5,097

Warrant to purchase Series A Redeemable Convertible Preferred Stock	—	835

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, 540 authorized shares at September 30, 2004 and December 31, 2003; no shares issued or outstanding except for Series A included above	—	—
Common stock, 58,000 authorized shares, $.001 par value, 31,123 and 22,847 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	31	23
Additional paid-in capital	248,326	220,541
Deferred compensation	(502)	—
Accumulated deficit	(230,373)	(212,160)
Accumulated other comprehensive loss	(27)	(7)

Total stockholders’ equity	17,455	8,397

Total liabilities and stockholders’ equity	$46,940	$35,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
License and research	$2,840	$1,946	$8,261	$6,811
Laboratory services	2,787	625	6,449	1,012

Total revenue	5,627	2,571	14,710	7,823

Operating expenses:
Cost of laboratory services	2,040	686	4,887	1,033
Research and development	4,723	5,411	15,863	14,859
Selling, general and administrative	3,522	2,080	9,546	6,200
Loss on leased equipment	—	368	—	368

Total operating expenses	10,285	8,545	30,296	22,460

Loss from operations	(4,658)	(5,974)	(15,586)	(14,637)

Other income	39	52	123	276
Interest expense	(168)	(122)	(523)	(514)
Write-down of investment in affiliate	(1,003)	—	(1,003)	—

Loss before income taxes and equity in loss of affiliate	(5,790)	(6,044)	(16,989)	(14,875)

Income tax benefit	47	200	60	520

Equity in loss of affiliate	(150)	—	(450)	—

Net loss	(5,893)	(5,844)	(17,379)	(14,355)

Warrant issuance expense	—	—	(833)	—
Preferred stock dividends and accretion	(134)	—	(355)	—
Beneficial conversion feature of warrant	—	—	(46)	—

Net loss attributable to common stockholders	$(6,027)	$(5,844)	$(18,613)	$(14,355)

Net loss per common share, basic and diluted	$(0.20)	$(0.25)	$(0.66)	$(0.63)

Weighted average shares used in computing net loss per common share	30,739	23,044	28,012	22,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,379)	$(14,355)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,264	5,400
Stock based compensation	440	176
Non-cash research and development expense paid with equity	1,276	—
Loss on leased equipment	—	368
Write-down of investment and equity in loss of affiliate	1,453	—
Changes in assets and liabilities:
Accounts receivable	(1,121)	(232)
Taxes receivable	728	(808)
Inventory and other current assets	672	(564)
Other assets	371	910
Accounts payable	(590)	118
Accrued expenses	(1,055)	909
Deferred revenue	(1,138)	(1,749)
Net cash used in operating activities	(12,079)	(9,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through (paid for) acquisition, including transaction costs	300	(1,668)
Purchases of property and equipment	(1,291)	(840)
Proceeds from the sale of property and equipment	—	30
Investment in affiliate	(108)	—
Investments in marketable securities	—	(13,299)
Proceeds from sales of marketable securities	8,751	22,091
Net cash provided by investing activities	7,652	6,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of warrant	5,133	105
Repayment of long-term debt	(1,744)	(9,804)
Proceeds from long-term debt	—	5,000
Financing costs	—	(33)
Preferred stock dividends paid	(84)	—
Net cash provided by (used in) financing activities	3,305	(4,732)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,122)	(8,245)

CASH AND CASH EQUIVALENTS, beginning of period	8,033	16,578

CASH AND CASH EQUIVALENTS, end of period	$6,911	$8,333

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	$422	$944
Foreign income taxes paid	$504	$—
Issuance of restricted shares	$—	$296
Issuance of common stock for services and licenses	$1,306	$—
Issuance of stock, options and warrants in connection with the acquisitions	$23,403	$110
Issuance of warrants in connection with term loan	$—	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended September 30, 2004

(Amounts in thousands, except per share data)

(1)                     BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Genaissance Pharmaceuticals, Inc. (together with its subsidiary, Lark Technologies, Inc., “Genaissance” or the “Company”) develops innovative products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services.  The Company also markets its proprietary FAMILION Test, a genetic test for cardiac channelopathies that is compliant with the Clinical Laboratory Improvement Amendments, or CLIA, which is designed to detect mutations responsible for causing Familial Long QT and Brugada Syndromes, two causes of sudden cardiac death.  The Company’s product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population.  This strategy is designed to enable the Company to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization.  The Company’s lead therapeutic product, vilazodone for depression, is in Phase II of development.

The accompanying condensed consolidated financial statements of the Company were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2003, included in its Annual Report on Form 10-K (File No. 000-30981).  The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, including the elimination of all significant intercompany transactions, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

The Company believes its existing cash reserves, together with expected future revenues, will not be sufficient to fund its expected net losses, debt service obligations and capital expenditures beyond March 31, 2005, based upon its current activities. The Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies.  In addition to the normal risks associated with a business venture, there can be no assurance that the Company’s technologies will be successfully used, that the Company will obtain adequate patent protection for its technologies, and that any of its products will be commercially viable.  The Company has incurred substantial losses to date, has an accumulated deficit of approximately $230,400 as of September 30, 2004 and expects to incur substantial expenditures in the foreseeable future to fund its research and development and commercialization of its products.

In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica Bank (Comerica).  Borrowings under the agreement are collateralized by certain assets of the Company.  The terms of the agreement include certain affirmative, negative and financial covenants, including requirements to maintain a minimum cash balance and a minimum quick ratio, as defined.  In addition, the agreement also includes a material adverse change clause.  Non-compliance with any of these conditions constitutes an event of default, and the failure to remedy the non-compliance may result in the borrowing becoming immediately due and payable or require the Company to maintain restricted cash in an amount equal to 105% of the outstanding debt balance.  The Company was not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004.  The Company was also not in compliance with the quick ratio requirement.  The Company has received waivers of such non-compliance.  As a result of the uncertainty surrounding future debt covenant compliance, the Company has classified the debt with Comerica as a current liability in the accompanying condensed consolidated balance sheet.

The Company is completing a strategic review of its financing needs and its operations, including reducing its operating costs.  Further, the Company is also reviewing various alternatives to financing its ongoing operations and meeting its obligations, including potentially reorganizing the Company, disposing of some of its assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of its borrowing arrangements.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern and the Company's ability to meet its obligations under certain of its material agreements, including the Merck agreement described in the next paragraph.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 2004, the Company entered into a license, development and cooperation agreement with Merck KGaA (Merck) pursuant to which the Company acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  In consideration for the rights relating to vilazodone, the Company agreed to pay an initial license fee and milestone payments upon the achievement of specified development, regulatory and sales milestones.  Under the terms of the agreement, the Company can pay the initial license fee and milestone payments, until the first commercial sale, through the issuance of its common stock.  The Company issued 369 shares of its common stock to Merck in payment of the initial license fee.  The full value of the shares issued is included in research and development expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.  Under the terms of the agreement, if Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of its common stock then outstanding, or if the average closing price of the Company’s common stock at the time of the respective payment date is below $2.25 per share, the Company will pay milestone payments to Merck in cash.  In addition, the agreement requires that the Company demonstrate its ability to fund the initial research and development activities by July 2005 or Merck may terminate the agreement.  Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party.  The Company is reviewing its alternatives in connection with obtaining the financing required to conduct initial research and development related activities under the Merck agreement.

In June 2004, the holder of the Company’s Series A Redeemable Convertible Preferred Stock (Series A) exercised its warrant to purchase an additional 190 shares of Series A.  See Note 10 for further discussion of the warrant exercise.

In April 2004, the Company acquired Lark Technologies, Inc. (Lark) in a stock-for-stock exchange such that Lark became a wholly-owned subsidiary of the Company.  Lark provides GLP compliant and research sequencing and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas and the United Kingdom.  Lark’s service portfolio consists of over one hundred different molecular biology services in the areas of nucleic acid extraction services, DNA sequencing services, genetic stability testing services, gene expression and detection services and other custom services.  See Note 2 for further discussion of the acquisition.

In May 2003, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc.   The assets acquired included a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business.

(2)                     MERGER WITH LARK TECHNOLOGIES

On April 1, 2004, Genaissance acquired Lark in a stock-for-stock exchange accounted for as a purchase transaction.

Lark stockholders received 1.81 shares of Genaissance’s common stock in exchange for each share of Lark common stock for an aggregate of approximately 6,693 shares of Genaissance’s common stock.  In addition, options to purchase Lark common stock were converted into options to purchase approximately 1,448 shares of Genaissance’s common stock.  The total cost of the acquisition was approximately $24,486 consisting of the following:

(Unaudited)
Market value of the Company’s common stock issued in exchange for outstanding Lark common stock	$19,879
Fair value of Lark stock options assumed	3,524
Direct transaction costs of Genaissance	1,083
$24,486

The purchase price was allocated to the tangible and identifiable intangible assets of Lark acquired by Genaissance and the liabilities assumed by Genaissance on the basis of their fair values on the acquisition date.  Genaissance has allocated the total costs of the acquisition to the net assets of Lark as follows:

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

The results of operations of Lark are included in the Company’s condensed consolidated statements of operations since the date of acquisition.  Supplemental pro forma disclosure of results of operations for the three months ended September 30, 2003, and nine-month periods ended September 30, 2004 and 2003, respectively, as though the merger had been completed as of January 1, 2003, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003

Revenue	$4,928	$16,571	$14,851
Operating loss	(5,455)	(16,432)	(13,073)
Net loss attributable to common stockholders	(5,601)	(19,486)	(13,142)
Earnings per share	$(0.19)	$(0.62)	$(0.44)

The financial statements of the Company’s U.K. facility are measured using the local currency as the functional currency.  Assets and liabilities of the U.K. facility are translated at the rates of exchange at the balance sheet date.  The resulting translation adjustments are recorded in a separate component of stockholders’ equity included in other comprehensive income (loss) (see Note 11).  Income and expense items are translated at average monthly rates of exchange.

Laboratory services revenue for the U.K. facility totaled approximately $882 for the three months ended September 30, 2004.

(3)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128).  For the three and nine months ended September 30, 2004 and 2003, respectively, there is no difference in basic and diluted net loss per common share as the effect of Series A, stock options and warrants would be anti-dilutive for all periods presented.  The outstanding Series A, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 10,986 and 4,185 shares of common stock at September 30, 2004 and 2003, respectively.

(4)                     REVENUE RECOGNITION

The Company earns its revenue primarily through the licensing of its HAP Technology and by providing molecular biology services.  The Company has also entered into agreements that entitle the Company to receive future milestone and royalty payments.  The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes SAB 101, Revenue Recognition in Financial Statements), Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended by Statement of Position 98-9 (SOP 98-9), and Emerging Issues Task Force Issue 00-21 (EITF 00-21),  Revenue Arrangements with Multiple Deliverables.  In accordance with SAB 104 and EITF 00-21, the Company generally recognizes license fees over the term of the agreement and service fees as the services are performed.  Revenue associated with GLP compliant DNA banking and genotyping services and Lark’s molecular biology services are included in laboratory services in the accompanying condensed consolidated statements of operations.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalty payments, if any, will be recognized, provided that the milestone is substantive and a culmination of the earnings process has occurred.

Deferred revenue results when consideration is received or amounts are receivable in advance of revenue recognition.  Deferred revenue related to license agreements is recognized over the license period.  The Company does not record revenue from license agreements that include early termination provisions until the termination provisions expire.  Upon the expiration of the termination provisions, the Company’s policy is to recognize revenue for the period from the original license date to the date the early termination provisions expire.

(5)                     GOODWILL AND INTANGIBLE ASSETS

Goodwill and identifiable intangible assets recorded in the condensed consolidated balance sheet of the Company are comprised of the following as of September 30, 2004:

	Gross Amount	Accumulated Amortization

Amortizable intangible assets:
Patents acquired	$868	$(164)
Lark customer relationships	7,200	(240)

Unamortizable intangible assets:
Lark trade name	3,500	—
Lark GLP certification	137	—
Lark goodwill	11,181	—

Total	$22,886	$(404)

The expected amortization expense for the current and each of the next four years is as follows:

Fiscal 2004	$479
Fiscal 2005	599
Fiscal 2006	599
Fiscal 2007	598
Fiscal 2008	559

(6)                     ACCOUNTING FOR STOCK-BASED COMPENSATION

At September 30, 2004, the Company had one stock-based compensation plan, which is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss applicable to common stockholders, as reported	$(6,027)	$(5,844)	$(18,613)	$(14,355)
Add: Stock-based employee compensation expense included in reported net loss	23	59	87	176
Deduct: Total stock-based employee compensation expense determined under FAS 123	(1,810)	(353)	(3,984)	(1,130)
Pro forma net loss applicable to common stockholders	$(7,814)	$(6,138)	$(22,510)	$(15,309)

Net loss per share:
Basic and diluted - as reported	$(0.20)	$(0.25)	$(0.66)	$(0.63)

Basic and diluted - pro forma	$(0.25)	$(0.27)	$(0.80)	$(0.67)

(7)                     SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2004 and 2003, Customer A accounted for 17% and 13% of the Company’s revenue, respectively. Customer B accounted for 11% of revenue for the nine months ended September 30, 2004.  Customers C and D accounted for 30% and 14% of the Company’s revenue for the nine months ended September 30, 2003, respectively.  The collaboration agreement with Customer C expired in the first quarter of 2004.  Customer A and Customer B accounted for 10% and 33%, respectively, of the Company’s accounts receivable balance as of September 30, 2004. No other customer accounted for 10% or more of the Company’s accounts receivable balance as of September 30, 2004.

(8)                     INVESTMENT IN AFFILIATE

In November 2003, the Company entered into several agreements with Sciona Limited (Sciona), a private company based in the U.K., whereby the Company granted a technology license to Sciona (Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment).  The Technology License grants Sciona an exclusive license to the Company’s HAP Technology for consumer tests, as defined in the Technology License, for a period of five years.  Sciona is obligated to pay to the Company specified royalties and service fees, subject to minimum annual payments.  The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

The Company agreed to fund certain expenses of Sciona for up to 18 months or until Sciona reaches certain levels of financial performance (Sciona Milestones).  In September 2004, Sciona met the Sciona Milestones and subsequently paid the majority of the expenses funded by the Company.  The remaining amount due to the Company is included in other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2004.

Deferred revenue resulting from the Technology License and the accompanying investment were recorded based upon the approximate $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License.  The excess of the Investment, over the underlying fair value of the net assets of Sciona, is considered to be unamortizable goodwill.  Deferred revenue is being amortized into income over the term of the Technology License.  The accompanying condensed consolidated statements of operations include $448 of license and research revenue recognized in the current period due to the expiration of the early termination provision contained in the Technology License.  The revenue recognized represents the ratable portion from the date of the Technology License through September 30, 2004 as a result of Sciona meeting the Sciona Milestones.  Also, included in the accompanying condensed consolidated statements of operations, for the three and nine months ended September 30, 2004, are $108 and $192, respectively, of license and research revenues for services provided to Sciona.

In conjunction with the Sciona Milestones being met by means of an equity investment from third parties, the Company’s equity interest in Sciona decreased to 13% (11% on a fully diluted basis).  As a result, the Company changed its method of accounting for the investment from the equity method to the cost method as none of the criteria for equity method accounting were now met.  During the three months ended September 30, 2004, the Company recorded a $1,003 charge to write-down the investment to its current estimated fair value based on the price at which securities were sold.  Prior to changing its method of accounting for the impairment to the cost method, the Company recorded its share of Sciona’s losses in equity in loss of affiliate in the accompanying condensed consolidated statements of operations.  For the three and nine months ended September 30, 2004, the Company recorded $150 and $450, respectively, of such losses.  The Company has reduced the investment in affiliate in the accompanying condensed consolidated balance sheet for the write-down of the Investment as well as the recording of its share of the Sciona losses.

(9)                     LONG-TERM DEBT

In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica.  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.75% as of September 30, 2004) plus 2.5%.  Borrowings under the agreement, which totaled approximately $3,333 at September 30, 2004, are collateralized by certain assets of the Company.  Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  In addition, the agreement includes a clause, which provides that all amounts become immediately due and payable upon a material adverse change in the business.  The Company was not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004.  The Company has received a waiver of such non-compliance.  In addition, the Company was not in compliance with the quick ratio requirement and has received a waiver through November 30, 2004.  If the Company does not comply with its debt covenants, and if future waivers are not obtained, Comerica will have certain remedies available which include demanding immediate repayment of the amounts outstanding under the agreement, plus interest, or requiring the Company to maintain restricted cash in an amount equal to 105% of the outstanding debt balance.  Due to the uncertainty surrounding future debt covenant compliance, the Company has classified the Comerica debt as current in the accompanying condensed consolidated balance sheet. This includes approximately $1,700 of debt that, under the terms of the agreement, is not due within the next twelve months.

The Company also has financing agreements with Connecticut Innovations, Inc. (CII).  The Company is in compliance with all covenants under the CII agreements as of September 30, 2004 and the agreements do not contain any cross default provisions.

(10)              PREFERRED STOCK

In October 2003, the Company sold 270 shares of Series A, $0.001 par value per share, to RAM Trading, Ltd. (“RAM”) for $22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150.  In connection therewith, the Company issued RAM a warrant to purchase an additional 190 shares of Series A through December 31, 2005, at $22.50 per share, which RAM exercised on June 30, 2004, resulting in gross proceeds to the Company of $4,275.  In connection with the exercise of the warrant, the Company granted an affiliate of RAM a warrant to purchase approximately 262 shares of common stock at the then fair market value of $4.17 per share.  The fair value of the warrant, as determined under the Black-Scholes model, of approximately $833, is included in warrant issuance expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

The Series A shares and the Series A warrant were initially recorded at their relative fair market values of $5,195 and $880, respectively.  As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is being accreted through the earliest Put Date (as defined below) using the effective interest rate method.  This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

Under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66-2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants.  Among these significant events is the issuance of shares of the Company’s common stock or securities convertible into common stock, with a purchase price of less than $2.25 per share, other than in limited circumstances.  The redemption value of the Series A is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends.  A significant event is generally defined as a dissolution of the Company or the sale of the Company or substantially all of its assets.  If the significant event or breach occurs prior to October 29, 2008, the face value of the Series A plus all of the unpaid cash dividends through October 29, 2008 also become payable ($11,240 at September 30, 2004). In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (the Put Dates). Genaissance may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

In connection with the issuance of the Series A, the Company is required to maintain certain covenants.  The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $9,000; (ii) paying dividends on its common stock; and (iii) redeeming most of its equity securities.  The Company was in compliance with these covenants as of September 30, 2004.

In June 2004, RAM agreed not to convert its Series A if such conversion would cause RAM, together with RAM’s affiliates, to beneficially own in excess of 9.99% of the Company’s common stock.

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

A summary of total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss attributable to common stockholders	$(6,027)	$(5,844)	$(18,613)	$(14,355)
Other comprehensive income (loss)	(9)	(1)	(20)	(24)
Total comprehensive loss	$(6,036)	$(5,845)	$(18,633)	$(14,379)

(12)              INCOME TAXES

The State of Connecticut (the State) allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their incremental qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year.  The legislation to reinstate the exchange program for the 2003 and 2004 tax years was passed during the third quarter of 2003.  The Company recorded the fiscal 2003 tax benefit of approximately $200 in the quarter ended September 30, 2003.  In addition, the Company recorded the fiscal 2002 tax benefit of approximately $320 during the nine months ended September 30, 2003.  In the nine months ended September 30, 2004, the Company has recorded an estimated benefit of approximately $175 related to the State exchange program which is offset by foreign and state tax expense.

(13)              COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions, which, in the Company’s judgment, are normal and customary for companies in its industry.  These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products and services or product candidates, use of such products and services or other actions taken or omitted by the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited, and the Company may have insurance coverage related to any potential loss.  The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the current estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, the Company has not recorded a liability for these provisions as of September 30, 2004.

The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require the Company to, among other items, demonstrate its ability to fund certain research and development and commercialization activities, pay future royalty payments and pay certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any.  The timing of such events and the amount of such payments will depend upon successful commercialization of applicable technologies, if any.

On September 22, 2004, the Company entered into a license, development and cooperation agreement with Merck pursuant to which the Company acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  The Company paid an initial license fee, agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, the Company is required to demonstrate that by no later than July 22, 2005, the Company will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If the Company is unable to meet this requirement, Merck can terminate the agreement and reacquire the compound. In addition, if Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of its common stock then outstanding, or if the average closing price of its common stock at the time of the respective payment is below $2.25 per share, the Company will be required to make the milestone payments to Merck in cash.

(14)              SUBSEQUENT EVENT

On November 9, 2004, the Company, as part of a strategic review of its operations, reduced its workforce by approximately 10%.  The majority of the workforce reductions occurred in research and development.  The Company expects to take a charge of approximately $400 in the fourth quarter of 2004, primarily for severance obligations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements about management’s expectations as to our revenue, costs and liquidity position.  These expectations are based on certain assumptions regarding our ability to attract additional sources of financing, our efforts to build a pharmacogenomic franchise around ion channel mutations, the timing and outcome of our genetic testing programs, research and development activities, projected expenditures, the ability of our technologies to improve the drug development process, success of our commercialization efforts and growth in our revenue and other factors relating to our business.  These expectations may not materialize if we do not obtain additional financing, if development efforts are delayed or suspended or if other assumptions prove incorrect.  These factors are more fully discussed below under the heading “Factors Affecting Future Operating Results” and in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these or other forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date on which they are made.  While we may elect to update forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Cardiac Channelopathies program – this program was designed to develop a genetic test for detecting cardiac ion channel mutations that is compliant with the Clinical Laboratory Improvement Amendments, or CLIA.  Cardiac channelopathies, including familial Long QT and Brugada Syndromes, are conditions that affect the electrical system of the heart.  These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm, or arrhythmia.  Familial Long QT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients.  If left undiagnosed and untreated, these conditions can be fatal.  We launched our FAMILION Test in May 2004, which is a CLIA compliant genetic test for cardiac channelopathies.  We will also seek to discover genetic markers that are predictive of drug-induced QT prolongation and arrhythmias, and arrhythmias that occur in patients with other disorders such as congestive heart failure.

Vilazodone program – this program is designed to obtain genetic markers to define patients who are most likely to respond to vilazodone, a small molecule compound in-licensed from Merck KGaA (Merck), which is under development for the treatment of depression.

Proprietary Programs – the five programs described above are referred to collectively as our proprietary programs.

Molecular Biology Services – these services include Good Laboratory Practices, or GLP, compliant DNA banking and research and GLP compliant sequencing, genotyping and related services.

Overview

We develop innovative products based on our proprietary pharmacogenomic technology and have a revenue-generating business in DNA and pharmacogenomic products and services.  We also market our proprietary FAMILION Test, a CLIA compliant genetic test for cardiac channelopathies, which is designed to detect mutations responsible for causing Familial Long QT and Brugada Syndromes, two causes of sudden cardiac death.  Our product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population.  This strategy is designed to enable Genaissance to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization.  Our lead therapeutic product, vilazodone for depression, is in Phase II of development.

As of September 30, 2004, we had a total of 8,079 genes in our database with 71 of these genes having been added during the quarter ended September 30, 2004, and 256 genes having been added during the quarter ended September 30, 2003.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This lack of a direct correlation is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence portions of genes previously included in the database and do further quality assurance analysis.

Financing Arrangements

Since our inception, we have incurred significant operating losses, and, as of September 30, 2004, we had an accumulated deficit of $230.4 million.  The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations.  As part of our HAP Technology program, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes.  We expect to dedicate a significant portion of our resources for the foreseeable future to continuing the development of our proprietary programs and servicing our proprietary programs and molecular biology services customers.  To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen Idec, Inc., Gene Logic, Inc., J&J PRD, Millennium Pharmaceuticals, Inc. Pfizer, Inc. and Wayne State University, as well as a sublicensing agreement with Visible Genetics, Inc. and from the molecular biology services that we offer.

We are completing a strategic review of our operations, including reducing our operating costs.  Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including potentially reorganizing the Company, disposing of some of our assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements.  These circumstances raise substantial doubt about our ability to continue as a going concern and our ability to meet our obligations under certain of our material agreements, including the Merck agreement.

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

We recorded the transaction as a purchase transaction for accounting purposes and allocated the purchase price of approximately $24.5 million to the assets purchased and liabilities assumed based upon their respective fair values.  We allocated the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog – one year; customer relationships – 15 years; and GLP certification and trade name – indefinite.  The resulting goodwill was approximately $10.8 million.  We expect to incur charges for amortization of intangibles of approximately $680,000 in the first 12 months post-closing and approximately $480,000 per year thereafter.

Our consolidated financial statements include the results of operations and cash flows of Lark from the closing date.  Although Lark is contributing positive operating results, we will still incur net losses in the foreseeable future as we continue to develop our proprietary programs.  The extent of the benefits received from the acquisition will depend upon how quickly we are able to obtain operational efficiencies and increased sales from the integration of Lark’s operations and sales force.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect our reported assets and liabilities, revenues and expenses, and other information reported in our financial statements and accompanying footnotes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from estimates, sometimes materially.  We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

•                  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•                  the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this Quarterly Report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to:

•                  revenue recognition;

•                  valuation of long-lived assets;

•                  research and development expenses; and

•                  goodwill and identifiable intangible assets

fit the definition of “critical accounting estimates.”  The first three estimates above are described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2003.  In addition, we believe that our estimates relating to goodwill and identifiable intangible assets, which are described below, now fit the definition of “critical accounting estimates.”

Goodwill and Identifiable Intangible Assets. We record business combinations under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting subsequent to initial recognition. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets are subject to annual impairment tests and will also be tested for impairment between annual tests, if changes in circumstances indicate that the carrying amount may be impaired. This testing compares carrying values to fair values and, if the carrying value of these assets is less than the fair value, an impairment loss is recognized for the amount of the difference.

Results of Operations

Three Months Ended September 30, 2004 and 2003

License and research revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and related research services.  License and research revenue increased to $2.8 million for the three months ended September 30, 2004 from $1.9 million for the same period in 2003.  The increase was primarily due to an $800,000 increase in revenue from research genotyping and a $448,000 increase in revenue recognized from Sciona due to the expiration of the early termination provision in the agreement.  The increase was partially offset by the expiration of the J&J PRD contract, which accounted for $750,000 of revenue in the three months ended September 30, 2003.

Laboratory services revenue consists of revenue recognized from services provided by our GLP compliant DNA banking and genotyping facility, which we acquired in May 2003, and GLP compliant sequencing and molecular biology services provided by Lark, which we acquired in April 2004.  Laboratory services revenue increased to $2.8 million for the three months ended September 30, 2004 from $625,000 for the same period in 2003. The increase in laboratory services revenue is primarily attributable to the inclusion of $2.1 million of revenue from Lark customers during the three months ended September 30, 2004.

Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred in providing the laboratory services.  The cost of laboratory services was $2.0 million for the three months ended September 30, 2004 compared to $686,000 for the same period in 2003.  The increase is primarily due to the inclusion of approximately $1.2 million of expenses incurred by Lark in the quarter ended September 30, 2004.  We expect the cost of laboratory services to decrease as a percentage of revenues as our revenues increase because a substantial portion of these costs are fixed costs that relate to our operating facilities.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and HAP Typing, technology license fees and facility-related costs.  We expense our research and development costs as incurred.  Research and development costs decreased to $4.7 million for the three months ended September 30, 2004 from $5.4 million for the same period in 2003.  A substantial portion of our research and development expenditures are incurred in developing and conducting our proprietary programs.  The following is a breakdown of research and development expenses (in thousands):

	Three Months Ended
	September 30, 2004	September 30, 2003

Payroll and benefits	$1,790	$2,250
Depreciation and amortization	440	1,560
Material and reagent costs	690	630
License fees	1,010	290
Repairs and maintenance	140	160
Other	653	521

Total	$4,723	$5,411

The decrease in research and development expenses for the three months ended September 30, 2004 is primarily attributable to a decrease of approximately $1.1 million in depreciation and amortization expenses and a decrease of approximately $460,000 in payroll and benefits expenses, which were partially offset by an increase of $720,000 in license fees.  The decrease in depreciation and amortization expenses is primarily due to the fact that the majority of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004.  The decrease in payroll and benefits expenses is primarily due to the resignation of our Chief Scientific Officer during the quarter ended September 30, 2003 who received one year of salary as severance in accordance with his employment agreement.  The increase in license fees is primarily due to an approximate $929,000 non-cash charge incurred in connection with our issuance of common stock as a license payment under a license agreement entered into with Merck for in-licensing of vilazodone, a drug candidate in clinical development. We reduced our work force by approximately 10% in November 2004, to better align our operating structure with our current and projected revenues and reduced expenses in certain other areas.  The majority of the workforce reductions occurred in research and development.  We expect to take a charge of approximately $400,000 in the fourth quarter of 2004, primarily relating to severance obligations in connection with this workforce reduction. We expect to continue to devote substantial resources to research and development expenses in the near future as we continue to develop our proprietary programs.  We currently do not have sufficient resources to continue development under our proprietary programs.  Further development under these programs will depend upon our ability to secure sufficient funds in a financing transaction.  See “Financing Arrangements” and “Factors Affecting Future Operating Results” for further discussion.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters.  Selling, general and administrative expenses increased to approximately $3.5 million for the three months ended September 30, 2004 from $2.1 million for the same period in 2003.  The increase is primarily due to the inclusion of $701,000 in expenses incurred by Lark in the third quarter of 2004 as well as amortization of intangible assets of $170,000 and $67,000 of deferred compensation, recognized from the purchase of Lark.  In addition, professional fees increased by approximately $600,000 in the three months ended September 30, 2004, primarily due to an increase in professional and consulting fees incurred in connection with the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and fees incurred in connection with the in-licensing of vilazodone.

Other income decreased to approximately $39,000 for the three months ended September 30, 2004 from income of $52,000 for the same period in 2003.  The decrease is primarily due to a decrease in interest income as a result of higher cash, cash equivalents and short-term investment balances in 2003.

Interest expense increased to approximately $168,000 for the three months ended September 30, 2004 from $122,000 for the same period in 2003.  The increase is primarily the result of recording all of the future interest associated with the capital leases that we entered into with Finova Capital Corporation (Finova) in the quarter ended December 31, 2002 which resulted in lower interest expense during 2003.

Write-down of investment in affiliate of $1.0 million for the three months ended September 30, 2004 represents a charge to write down our equity interest in Sciona Limited (Sciona) to its estimated current fair value.  In November 2003, we granted Sciona a license to our HAP Technology in exchange for an equity interest in Sciona.

Income tax benefit decreased to approximately $47,000 for the three months ended September 30, 2004 from approximately $200,000 for the same period in 2003.  The State of Connecticut (the State) allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their incremental qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  The State had allowed the exchange program to lapse for the 2003 tax year, however, in August 2003, the State passed legislation to reinstate the program for the 2003 and 2004 tax years.  We recorded the year-to-date 2003 tax benefit in the quarter ended September 30, 2003.  In 2004, we are recording the estimated benefit as earned during the year.  For the quarter ended September 30, 2004, this benefit was offset by foreign and state taxes recorded during the period as a result of the acquisition of Lark.

Equity in loss of affiliate of $150,000 for the three months ended September 30, 2004 represents our percentage interest in the unaudited losses of Sciona.  In November 2003, we granted Sciona a license to our HAP Technology in exchange for an equity interest.  Due to the change in method of accounting for the investment from the equity method to the cost method, we will no longer record our percentage interest in the results of operations of Sciona.

Nine Months Ended September 30, 2004 and 2003

License and research revenue increased to approximately $8.3 million in the nine months ended September 30, 2004 from $6.8 million in the nine months ended September 30, 2003.  The increase in license and research revenue is primarily attributable to a $1.8 million increase in research genotyping service revenue, which was partially offset by a one-time $675,000 license fee received from Prometheus Laboratories, Inc. for expanded rights to the TPMT test during the nine months ended September 30, 2003.

Laboratory services revenue increased to approximately $6.4 million in the nine months ended September 30, 2004 from $1.0 million in the nine months ended September 30, 2003.  The increase in laboratory services revenue is attributable to the inclusion of $4.4 million of revenue from Lark since the date of acquisition.  In addition, revenue from our GLP compliant DNA banking and genotyping facility is included for a full nine months in 2004 as opposed to 2003 which only included revenue earned from the date of acquisition on May 15, 2003.

The cost of laboratory services was $4.9 million for the nine months ended September 30, 2004 compared to $1.0 million for the same period in 2003.  The increase is due to the inclusion of $2.4 million of expenses incurred by Lark since the date of acquisition and an increase of approximately $1.5 million in expenses incurred by our GLP compliant DNA banking and genotyping facility in North Carolina.  The expenses for 2003 included only those expenses incurred since we acquired the facility from DNA Sciences on May 15, 2003.

Research and development expenses increased to approximately $15.9 million in the nine months ended September 30, 2004 from approximately $14.9 million for the same period in 2003.  The following is a breakdown of research and development expenses (in thousands):

	Nine Months Ended
	September 30, 2004	September 30, 2003

Payroll and benefits	$5,940	$6,030
Depreciation and amortization	2,970	4,730
Material and reagent costs	2,590	1,630
License fees	1,720	430
Repairs and maintenance	420	420
Stock based compensation	200	—
Other	2,023	1,619

Total	$15,863	$14,859

The increase in research and development expenses is primarily attributable to an increase of approximately $960,000 in material and reagent costs, an increase of approximately $1.3 million in license fees and an increase of approximately $404,000 in other expenses, which were partially offset by a decrease of $1.8 million in depreciation and amortization expenses. The increase in the material and reagent costs is primarily due to an increase in research services provided by our research facility, costs incurred in advance of the related revenue and increases in internal research activities related to our FAMILION Test.  The increase in license fees is primarily due to an approximate $1.2 million non-cash charge for shares of common stock that we issued to Merck in connection with the in-licensing of vilazodone, a drug candidate in clinical development.  The increase in other expense is primarily due to an increase in consulting fees related to our FAMILION Test and in connection with the in-licensing of vilazodone.  The decrease in depreciation and amortization expense is primarily due to the full depreciation of many of our DNA sequencing machines and the related assets during the quarter ended June 30, 2004.

Selling, general and administrative expenses increased to approximately $9.5 million in the nine months ended September 30, 2004 from approximately $6.2 million in the nine months ended September 30, 2003.  The increase is primarily due an increase of $1.5 million due to the inclusion of Lark since April 2004.  Amortization of the intangible assets recognized from the Lark purchase accounted for an additional $340,000 in expense over the prior year. Professional fees increased by approximately $1.2 million in the nine months ended September 30, 2004, primarily due to an increase in professional and consulting fees incurred in connection with the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and fees incurred in connection with the in-licensing of vilazodone.  In addition, a sales and use tax refund of $288,000 was recorded during the nine months ended September 30, 2003.

Other income decreased to approximately $123,000 in the nine months ended September 30, 2004 from $276,000 in the nine months ended September 30, 2003.  The decrease is primarily due to a decrease in interest income as a result of higher cash, cash equivalent and short-term investment balances in 2003.

Interest expense increased to approximately $523,000 in the nine months ended September 30, 2004 from approximately $514,000 in the nine months ended September 30, 2003.  The increase is primarily the result of recording all of the future interest associated with the Finova capital leases in the quarter ended December 31, 2002 which resulted in lower interest expense during 2003.

Write-down of investment in affiliate of approximately $1.0 million for the nine months ended September 30, 2004 represents a charge in the three months ended September 30, 2004 to write down our equity interest in Sciona to its estimated current fair value.

Income tax benefit decreased to approximately $60,000 for the nine months ended September 30, 2004 from a benefit of approximately $520,000 for the same period in 2003.  The benefit represents a net tax benefit from the State of Connecticut as a result of legislation which allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their incremental qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year.  The legislation to reinstate the exchange program for the 2003 and 2004 tax years was passed during the third quarter of 2003.  This benefit is offset by estimated foreign and state taxes of approximately $115,000 recorded during the nine months ended September 30, 2004.

Equity in loss of affiliate of approximately $450,000 for the nine months ended September 30, 2004 represents our percentage interest in the unaudited losses of Sciona.

During the fourth quarter of 2003, in connection with our issuance of Series A preferred stock, we granted a warrant to purchase additional shares of Series A preferred stock.  We were required to recognize, over the life of the warrant, a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant.  The warrant was exercised on June 30, 2004, and, therefore, we recognized the remaining unamortized beneficial conversion charge of approximately $40,000.  A total of $46,000 was recognized for the nine months ended September 30, 2004.  In addition, we recognized a charge of $833,000 representing the Black-Scholes value of a common stock warrant issued in connection with the warrant exercise.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, research and development expenses, clinical trials, general corporate expenses and acquisitions.

We have financed our operations primarily through the private and public sale of common and preferred stock, revenue from servicing customers, payments under licensing agreements, loans and capital leases.  From inception through September 30, 2004, we have received aggregate gross proceeds of approximately $174.4 million from the issuance of common and preferred stock.  In addition, through September 30, 2004, we have received $39.2 million from license and service fees, royalties and research contracts.  We have also received $26.2 million from capital lease financing arrangements and $13.2 million from other loans. Through September 30, 2004, we have acquired $44.2 million of property and equipment.  These assets were largely financed through capital lease financing arrangements and other loans.

We entered into a  $5.0 million Loan and Security Agreement with Comerica Bank in September 2003.  The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (4.75% as of September 30, 2004) plus 2.5%.  Borrowings under the agreement are collateralized by certain of our assets.  Under the terms of the agreement, we are required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  Non-compliance with these conditions constitutes an event of default and the failure to remedy the non-compliance may result in the borrowing becoming immediately due and payable or require us to maintain restricted cash in an amount equal to 105% of the outstanding debt balance.  In addition, the agreement includes a material adverse change clause, which provides that all amounts become due upon such a change.  We were not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004 and we received a waiver of such non-compliance.  In addition, we were not in compliance with the quick ratio requirement and have received a waiver through November 30, 2004.  We have also entered into financing agreements with Connecticut Innovations, Inc. (CII).  We are in compliance with all covenants under the CII agreements and the agreements do not contain any cross default provisions. Due to the uncertainty surrounding future debt covenant compliance, we have classified the debt as current in the accompanying condensed consolidated balance sheet. This includes approximately $1.7 million of debt that, under the terms of the agreement, is not due within the next twelve months.

We operate in an environment of rapid change in technology and have substantial competition from companies developing genomic related technologies.  In addition to the normal risks associated with a business venture, there can be no assurance that our technologies will be successfully used, that we will obtain adequate patent protection for our technologies, and that any of our products will be commercially viable.  We have incurred substantial losses to date, have an accumulated deficit of approximately $230.4 million as of September 30, 2004 and expect to incur substantial expenditures in the foreseeable future to fund our research and development and commercialization of our products.

We are completing a strategic review of our operations, including reducing our operating costs.  Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including potentially reorganizing the Company, disposing of some of our assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/ or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements.  These circumstances raise substantial doubt about our ability to continue as a going concern and our ability to meet our obligations under certain of our material agreements, including the Merck agreement.  The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

On November 9, 2004, we, as part of a strategic review of our operations, reduced our workforce by approximately 10%.  The majority of the workforce reductions occurred in research and development.  We expect to take a charge of approximately $400,000 in the fourth quarter of 2004, primarily for severance obligations.

Cash and Cash Equivalents

At September 30, 2004, cash, cash equivalents and short-term investments totaled $6.9 million compared to approximately $16.8 million at December 31, 2003.  Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

Cash Flow

Cash used in operations, for the nine months ended September 30, 2004, was $12.1 million compared with $9.8 million for the same period in 2003. The cash used in operations, for the nine months ended September 30, 2004, resulted primarily from a net loss of $17.4 million, a $1.1 million increase in accounts receivable and a $1.1 million decrease in deferred revenue, partially offset by $7.4 million of non-cash charges for depreciation and amortization expense, stock based compensation, non-cash research and development expense and the write-down of investment and equity in loss of affiliate.  The cash used in operations, for the nine months ended September 30, 2003, resulted primarily from a net loss of $14.4 million, partially offset by $5.6 million of non-cash charges for depreciation and amortization expense and stock based compensation.

Cash provided by investing activities was $7.7 million for the nine months ended September 30, 2004 compared to $6.3 million for the same period in 2003.  For the nine months ended September 30, 2004, we used $1.3 million for the purchase of property and equipment and received net proceeds of $8.8 million from the maturity of investments in marketable securities.  For the nine months ended September 30, 2003, we used $1.7 million of cash for the purchase of certain assets and liabilities of DNA Sciences, $840,000 to purchase property and equipment and received net proceeds of $22.1 million from the liquidation of investments in marketable securities.

Cash provided by financing activities, for the nine months ended September 30, 2004, was $3.3 million compared to cash used in financing activities of $4.7 million for the same period in 2003.  For the nine months ended September 30, 2004, we received cash of approximately $5.1 million from the sale of common stock and the exercise of a preferred stock warrant and used cash of approximately $1.7 million for the repayment of long-term debt and capital lease obligations.  During the same period in 2003, we repaid capital lease obligations and long-term debt of approximately $9.8 million.

Contractual Obligations

Our contractual cash obligations as of September 30, 2004, are as follows:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Total for remaining Fiscal 2004	Total for Fiscal Years 2005 and 2006	Total for Fiscal Years 2007 and 2008	Total for Fiscal Year 2009 and later
Long-Term Debt, including interest	$8,857	$3,735	$1,409	$1,408	$2,305
Capital lease obligations	576	119	457	—	—
Operating Leases	13,938	354	3,255	3,493	6,836
Minimum License Obligations	1,357	—	215	215	927
Total Contractual Cash Obligations	$24,728	$4,208	$5,336	$5,116	$10,068

Long-term debt consists primarily of three financing agreements with Connecticut Innovations, Inc. (CII), and an agreement with Comerica. The funds received from CII were used to finance certain leasehold improvements and related costs associated with our New Haven facility.  Each CII agreement provides for monthly payments of principal and interest, based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011.  Borrowings under the agreements bear interest at 6.5% and are secured by the related leasehold improvements.  We were in compliance with the covenants under the CII agreements at September 30, 2004.  Funds received from Comerica were used to refinance certain of the amounts due under several capital lease agreements.  The Comerica agreement requires ratable repayment of principal over a 36-month period and bears interest at the prime rate plus 2.5%.  Borrowings under the agreement are collateralized by certain of our assets. We were not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004 and have received a waiver of such non-compliance.  In addition, we were not in compliance with the quick ratio requirement and have received a waiver through November 30, 2004.

Capital lease obligations consists of four agreements Lark entered into with three different leasing companies.  The agreements require monthly payments of principal and interest, at varying rates and have termination dates between September 2005 and May 2006.

We lease our operating facilities located in New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England.  The Connecticut lease agreements require annual lease payments of $1.1 million per year over the original term which expires in 2006.  We have two five-year renewal options to extend the lease agreements beyond the initial term and we have assumed that one five-year renewal option will be exercised, which is reflected in the table above.  In April 2004, we signed a new 10-year and four month lease agreement for our North Carolina facility.  We expect to move to the new facility in North Carolina which triggers the lease commencement in November 2004.  Upon commencement of the lease, no payments will be due during the first year of the lease.  Beginning in the second year of the agreement, the annual lease payment will be approximately $427,000 increasing to approximately $517,000 in the final year of the lease.  In the second quarter of 2004, we signed a 10-year lease agreement for our facility in Takeley, England, which requires annual lease payments of approximately $115,000 for the first five years with an annual review of rent thereafter.  For purposes of the above table we have assumed a constant rent for the 10-year period.  In addition, we lease space in Houston, Texas under a lease agreement that expires in December 2009, which requires annual lease payments of approximately $134,000.  We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases. In addition to the operating lease agreements for our current facilities, we also have operating leases for various office equipment.

We periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require us, among other items, to demonstrate the ability to fund certain research and development and commercialization activities, pay future royalty payments and pay certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any.  The timing of such events and the amount of such payments will depend upon successful commercialization of applicable technologies, if any.

Under the terms of the license, development and cooperation agreement we signed with Merck in September 2004, we agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, we are required to demonstrate that by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If we are unable to meet this requirement, Merck can terminate the agreement and reacquire the compound. In addition, if Merck and its affiliates’ aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, or if the average closing price of the common stock at the time of the respective payment date is below $2.25 per share, we will pay milestone payments to Merck in cash.

Short-Term Funding Requirements

We believe our existing cash reserves, together with expected future revenues, will not be sufficient to fund our expected net losses, debt service obligations and capital expenditures beyond March 31, 2005, based upon our current activities.  We are completing a strategic review of our operations, including reducing our operating costs.  Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including potentially reorganizing the Company, disposing of some of our assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all.

We expect to continue to finance our operations from cash we received from the sale of our Series A preferred stock, any additional equity financings, any future strategic alliance and/or joint development arrangement,  and future revenue from our proprietary programs and molecular biology services customers.  Factors affecting our funding requirements are described below.  In particular, if we are unsuccessful in marketing our proprietary programs and growing our service revenues, we may not generate sufficient revenue to sustain our operations at planned levels. We expect to expend substantial funds to service our customers, conduct our proprietary programs, comply with certain of our material agreements and maintain our HAP Technology, including for the conduct of research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements.  Capital expenditures are not currently expected to exceed $2.5 million for each of fiscal 2004 and 2005.

Long-Term Funding Requirements

In addition to our short term funding requirements, even if we receive additional financing and grow our revenue significantly, we may need to seek additional funding through public or private equity financings, debt financings or commercial customers.

Our cash requirements in both the short-term and the long term could vary depending upon a number of factors, many of which may be beyond our control, including:

•                  our ability to obtain additional financing and our level of indebtedness;

•                  our ability to retain and find new customers for our proprietary programs;

•                  our ability to grow profitably our molecular biology services business;

•                  our ability to successfully commercialize molecular tests;

•                  how we finance any clinical trials for our in-licensed compound;

•                  our success in entering into strategic alliances and/or joint development arrangements;

•                  the commercialization of intellectual property derived from our proprietary programs;

•                  the level of competition we face;

•                  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•                  our ability to maintain and develop our proprietary programs; and

•                  our ability to manage effectively our operating expenses and reduce costs.

If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available n amounts or on terms acceptable to us, if at all. In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to the Series A preferred stock without the vote or written consent of holders of at least 66-2/3% of the Series A preferred stock then outstanding.  If we are unable to obtain additional financing, we will be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.  In addition, failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

Collaborative Research Agreements

In September 2004, we entered into a license, development and cooperation agreement with Merck pursuant to which we acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  We believe that previous preclinical and clinical studies of vilazodone provide a basis for further development of the product for use in the treatment of depressive illness.  In light of published studies suggesting an association between antidepressant response and genetics, we had intended to evaluate vilazodone in a Phase II clinical trial to include a pharmacogenomic characterization of patients suffering from depression.  We believe that genetic markers predictive of drug response can be discovered, which could lead to novel therapies targeting a population of patients suffering from depression who will respond to the drug.  We currently do not have sufficient resources to commence a Phase II clinical trial of vilazodone.  We will need to secure additional sources of financing to meet our requirements under the Merck agreement and we are considering our options in this regard.  See “Financing Arrangements” for further discussion.

In consideration for the rights relating to vilazodone, we agreed to pay Merck an initial license fee and milestone payments upon the achievement of specified development, regulatory and sales milestones.  Under the terms of the agreement, we paid the initial license fee through the issuance of 369,280 shares of our common stock.  The full value of the shares issued is included in research and development expenses in the condensed statements of operations for the nine months ended September 30, 2004.  Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party.

Income Taxes

We have not generated any federal taxable income to date and, therefore, have not paid any federal income taxes since inception.  On December 31, 2003, we had available unused net operating loss carryforwards of approximately $133.6 million and $131.8 million, which may be available to offset future federal and state taxable income, respectively.  Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2004, respectively, may be subject to limitations.  The future utilization of these carryforwards may be limited due to changes within our ownership structure.  We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Off-Balance Sheet Arrangements

During the year ended December 31, 2003, and through September 30, 2004, we have not engaged in off-balance sheet activities, including the use of structured finance or specific purpose entities.

Factors Affecting Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose, statements contained herein regarding management’s expectations as to our future revenues, costs and liquidity position, our strategy for to operating on existing capital resources and attracting additional sources of financing, our future operations and levels of activities, our financial position, any future strategic alliances and/or joint development arrangements, our, ability to fund the development of vilazodone, prospects for the growth and development of our business, timing of regulatory actions, and the plans and objectives of management, other than statements of historical fact, may be forward-looking statements.  The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements.  There are a number of important factors, risks and uncertainties that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied.  These important factors include our “critical accounting estimates” and the factors set forth below.

Risks Related to Our Need for Financing and Financial Results

Unless we obtain additional financing, we may not be able to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to obtain additional funding and reduce costs.  We will need to continue to spend substantial funds to service our customers, conduct our proprietary programs, comply with certain of our material agreements and maintain our HAP Technology, including for the conduct of research and development activities and other general and administrative activities.  Our existing cash and investment securities, and future revenue that we may receive from our customers, will be insufficient to fund our operations in the short term and repay our indebtedness.  We believe that our existing cash reserves, together with expected future revenue, will not be sufficient to support our expected net losses, debt obligations and capital expenditures beyond March 31, 2005 based upon our current activities, even after the 10% workforce reduction we announced in November 2004.

We are completing a strategic review of our operations, including reducing our operating costs.  Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including potentially reorganizing the Company, disposing of some of our assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all. These circumstances raise substantial doubt about our ability to continue as a going concern and our ability to meet our obligations under certain of our material agreements, including the Merck agreement.

Our actual cash requirements in the short term and the long term could vary depending upon a number of factors, many of which may be beyond our control, including:

•                  our ability to obtain additional financing and the level of our indebtedness;

•                  our ability to retain and find new customers for our proprietary programs;

•                  our ability to grow profitably our molecular biology services business;

•                  our ability to successfully commercialize molecular tests;

•                  how we finance any clinical trials for our in-licensed compound;

•                  our success in entering into strategic alliances and/or joint development agreements;

•                  the commercialization of intellectual property derived from our proprietary programs;

•                  the level of competition we face;

•                  acquisition costs or other non-recurring charges in connection with the acquisition of companies, products or technologies;

•                  our ability to maintain and develop our proprietary programs; and

•                  our ability to manage effectively our operating expenses and reduce costs.

In the short term, to execute our business plans, we will need to obtain additional financing.  In the longer term, we will need to grow our revenue significantly each year and, even then, we will need to seek additional funding through public or private equity financings, debt financings or commercial customers.  We cannot assure you that we will be able to obtain additional financing or new customers for our molecular biology services and our proprietary programs, or generate the increased revenue to support our operations. If we do not receive additional financing, or additional income, or if we do not receive either as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan and will be unable to continue as a going concern.

We may default under our loan agreement with Comerica Bank.

Our loan and security agreement with Comerica Bank, which provides us with the ability to borrow up to $5.0 million, is a significant source of liquidity for us.  The terms of the agreement include certain affirmative, negative and financial covenants, including requirements to maintain a minimum cash balance and a minimum quick ratio, as defined.  In addition, the agreement also includes a material adverse change clause.  We were not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004.  We were also not in compliance with the quick ratio requirement.  We received waivers of such non-compliance.

Under the terms of the Comerica agreement, non-compliance with any of the terms and conditions constitutes an event of default, and the failure to remedy the non-compliance may result in our borrowing becoming immediately due and payable or require us to maintain restricted cash in an amount equal to 105% of the outstanding debt balance.  In particular, upon an event of default, Comerica may, at its election, without notice of its election and without demand, take any of the following actions:

•                  declare all amounts outstanding under the Comerica Agreement immediately due and payable;

•                  cease advancing money or extending credit to or for our benefit;

•                  settle or adjust disputes and claims directly with our account debtors for amounts, upon terms and in whatever order that Comerica reasonably considers advisable;

•                  make any payments and take any actions as Comerica considers necessary or reasonable to protect its security interest in its collateral, which consists of certain of our assets; and

•                  set off against our obligations any (i) company balances and deposits held by Comerica, or (ii) indebtedness at any time owing to or for the credit or our account held by Comerica.

We are uncertain that we will be able to comply with our covenants under the Comerica agreement in the future. We are also uncertain whether we would be able to cure or obtain a waiver from Comercia for any future non-compliance.  Any default under our agreement with Comerica would have a material adverse effect on our business operations, liquidity, cash flows and ability to continue as a going concern.

We are an early stage company with a history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

We have incurred substantial operating losses in every year since our inception.  As of September 30, 2004, we had generated only minimal revenues from our proprietary programs and our molecular biology services. From inception through September 30, 2004, we had an accumulated deficit of approximately $230.4 million. Our losses to date have resulted principally from costs we incurred in the development of and in conducting our proprietary programs and from general and administrative costs associated with operations.

We expect to devote substantially all of our resources for the foreseeable future to service our molecular biology services and proprietary programs customers and continue the development of our proprietary programs. We will need to generate significantly higher revenues and to attract external capital in the form of debt or equity financing, or a third party collaboration, to fund our spending.  Pharmaceutical and biotechnology companies are only beginning to use services such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology.  In October 2004, we revised downward our revenue guidance for the year ending December 31, 2004, from $25 million to a range of $20 million to $21 million.  In addition, we cannot be certain whether we will be able to attract external capital in the form of debt or equity financing, or a third party collaboration, because of significant uncertainties with respect to our ability to generate revenues from the sale of products and covenants with existing shareholders.  As a result, even if we obtain additional financing, we expect to incur additional losses this year and in future years, and we may never achieve profitability.

Additional financing may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our ability to fund operations, repay debt and develop vilazodone and thereby negatively impact our value.

In October 2004, we announced that we were proposing to issue securities in a private placement.  We expected to use proceeds from the financing for working capital and other corporate purposes.  We have not completed such a proposed financing and may be unable to do so.  As a result, we are reviewing various alternatives to financing our ongoing operations and meeting our obligations, including potentially reorganizing the Company, disposing of some of our assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  If we are unable to obtain additional financing, we will be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.   For example, in November 2004, we reduced our workforce by approximately 10%, and the majority of the workforce reductions occurred in our research and development department.

We may be forced to seek funds through arrangements with collaborators or others that require us to relinquish rights to certain of our technologies or therapeutic products which we would otherwise pursue on our own, or grant licenses on terms that may not be favorable to us. For example, in September 2004, we entered into a license, development and cooperation agreement with Merck KGaA pursuant to which we acquired an exclusive world license to develop and commercialize vilazodone, a small molecule compound.  We agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, we are required to demonstrate that by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If we are unable to meet this requirement, Merck can terminate the agreement and reacquire the compound. In addition, if the average closing price of our common stock at the time of the respective milestone payment is below $2.25 per share, we will be required to make the milestone payments to Merck in cash rather than in shares of our common stock.  If Merck and its affiliates’ aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, we would also be required to make payments in cash rather than in shares of our common stock.  We will need to seek alternative means to finance the development of vilazodone or raise additional capital to do so.  We do not currently have sufficient resources to meet of obligations with respect to vilazodone.

Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable or favorable to us, if at all. In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to the Series A preferred stock without the vote or written consent of holders of at least 66-2/3% of the Series A preferred stock then outstanding.  Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

Our redemption obligations under our Series A preferred stock could have a material adverse effect on our financial condition.

Under the terms of our Series A preferred stock, we are required, unless the holders of at least 66-2/3% of our outstanding Series A preferred stock elect otherwise, to redeem all then outstanding shares of our Series A preferred stock if one or more of the following events occurs:

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

If we are required to redeem our Series A preferred stock due to any of the foregoing events, we are required to pay each holder of our Series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.  As of September 30, 2004, the aggregate redemption price we would be required to pay is approximately $11.2 million.  As of September 30, 2004, we had aggregate cash and cash equivalents of approximately $6.9 million.

In addition, the holders of at least 66-2/3% of the outstanding shares of our Series A preferred stock may elect to require us to redeem all outstanding shares of our Series A preferred stock for the original purchase price, plus all accrued but unpaid dividends as of the redemption date, on either October 29, 2006, October 29, 2007 or October 29, 2008.

A redemption of the Series A preferred stock would deplete the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. In addition, we have incurred net losses in the past and expect to incur losses in the future, which may impair our ability to generate the cash required to meet our obligations under our Series A preferred stock and our loan agreement with Comerica Bank. If we cannot generate sufficient cash to meet these obligations, we will be required to incur additional indebtedness or raise additional capital, which would negatively impact our stockholders.

The purchaser of our Series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

As of September 30, 2004, the holder of our Series A preferred stock, together with its affiliates, held or had the right to acquire and/or vote 15.72% of our outstanding common stock assuming the conversion of Series A preferred stock to common stock and the exercise of a common stock purchase warrant, including shares of our common stock which the holder previously purchased in the open market. The Series A holder has agreed not to convert its Series A if such conversion would cause the holder to beneficially own in excess of 9.99% of our common stock.  Nevertheless, this stockholder has significant influence over our ability to offer securities for sale at a purchase price of less than $2.25 per share, incur additional indebtedness and any change in control of the company that may be favored by other stockholders, and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders. Consequently, this stockholder may approve a transaction that in its judgment enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our Series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions, including with respect to financings.

Our amended and restated certificate of incorporation, which we refer to as our charter, and the Series A purchase agreement, govern the terms of our Series A preferred stock and impose significant restrictions on our business. These restrictions may limit our ability to obtain additional financing, operate our business and to take advantage of potential business opportunities as they arise. Without the consent of the holders of at least 66-2/3% of the outstanding shares of our Series A preferred stock, we cannot:

•                  alter or change the rights, preferences or privileges of our Series A preferred stock, including any increase in the number of authorized shares of our Series A preferred stock;

•                  issue shares of our common stock, or securities convertible into shares of our common stock, with a purchase price of less than $2.25 per share, other than in limited circumstances;

•                  incur more than $9,000,000 of indebtedness at any time;

•                  create, incur or assume specified liens; or

•                  declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions. In addition, the holder of our Series A preferred stock has the right to participate in future capital raising transactions of the company. The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the Series A preferred stockholder. The terms of any additional financing we may enter into may impose constraints on our ability to operate our business as we deem appropriate. These restrictions and covenants could limit our ability to take advantage of financings, mergers and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and your investments in our common stock.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our Series A preferred stock and granted the purchaser of such shares a warrant to purchase an additional 190,000 shares of our Series A preferred stock at $22.50 per share, which the purchaser exercised on June 30, 2004. In connection with the exercise of the warrant, we granted an affiliate of the Series A holder a warrant to purchase 261,500 shares of our common stock at $4.17 per share. Each share of our Series A preferred stock is currently convertible into ten shares of our common stock. Consequently, on an as-converted and as-exercised basis, an aggregate of 4,861,500 shares of our common stock may be issued to the Series A purchaser or its affiliate. Any issuance of shares of our common stock upon conversion of shares of our Series A preferred stock, or upon exercise of the warrant held by the affiliate of the Series A holder, could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants. As of September 30, 2004, we had outstanding options and warrants exercisable for an aggregate of 6,385,500 shares of our common stock.

Moreover, any sale of the shares of common stock issued upon conversion of the Series A preferred stock, as well as any of the outstanding shares of our common stock issued upon exercise of options or warrants, into the public market could cause a decline in the trading price of our common stock. In financing transactions, for compensatory purposes or in other types of transactions, we may issue additional equity securities, including options and warrants, that could dilute the interests of our current and future stockholders.

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

•                  our ability to pay our obligations as they become due;

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

Risks Related to Commercialization and Development

We currently rely on a limited number of customers for a substantial portion of our revenue. As a result, our revenues may fluctuate based on the buying patterns of our customers, and the loss of one major customer or our inability to secure additional significant customers during a given period would have an adverse effect on our business and operating results.

We are dependent upon a limited number of customers for substantially all of our revenue. In the nine months ended September 30, 2004, one of our customers accounted for 17% of our revenues and another customer accounted for 11% of our revenues.  Our reliance on a small number of customers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these customers.  For example, we revised our revenue annual guidance downward in October 2004 primarily as a result of a shift in the timing of certain anticipated contracts and the receipt of samples associated with some of these contracts.  If we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price.  In addition, if any of these customers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

We may need to establish collaborative relationships in order to succeed.

In order to satisfy our obligations under our license, development and cooperation agreement relating to vilazodone, we will likely need to enter into a collaborative relationship with a third party.  We face significant competition in seeking appropriate collaborators. Moreover, these arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to identify potential collaborators and establish collaborative relationships or other alternative arrangements, especially since we do not have experience with these types of collaborations.

Reliance on collaborative relationships poses a number of risks, including the following:

•                  we cannot effectively control whether our collaborator will devote sufficient resources to our programs or products;

•                  disputes may arise in the future with respect to the ownership of rights to technology developed with a collaborator;

•                  disagreements with a collaborator could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•                  contracts with a collaborator may fail to provide sufficient protection;

•                  we may have difficulty enforcing the contracts if a collaborator fails to perform;

•                  collaborators have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors; and

•                  collaborators with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products that they develop.

Given these risks, even if we are able to identify a potential collaborator and negotiate and enter into a collaborative arrangement, it is possible that any collaborative arrangement into which we enter may not be successful. Failure of our efforts could cause us to breach covenants in our license agreement relating to vilazodone, delay our drug development or impair commercialization of our products.  In particular, we must demonstrate to the licensor’s satisfaction, by no later than July 2005, that we will have the financial resources to fund the anticipated budget for research and development activities relating to vilazodone for 2005.  We will likely not be able to satisfy this requirement, or other milestone obligations with respect to vilazodone, unless we obtain significant additional funding or entering into a collaboration arrangement with a third party.

Our proprietary programs may not allow our commercial customers to develop commercial products or to increase sales of their marketed products.

We developed our HAP Technology and other proprietary programs on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes. Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are aware of only two successful drug program applying genomics.

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

Our customers for certain of our proprietary programs may be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any product or enhanced marketing claims that result from the application of our proprietary programs. Our current agreements with these customers allow them significant discretion in pursuing these activities and future agreements, if any, may allow similar discretion. We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products. Our current proprietary program arrangements and our future proprietary program arrangements, if any, may also have the effect of limiting the areas of research or commercialization that we may pursue either alone or with others. Because part of our revenue could be dependent on the successful commercialization or development of our customers’ products, if, for any reason, a proprietary program customer delays or abandons its development or commercialization of a product developed using our HAP Technology, we may receive reduced royalty or other payments or no royalty or other payments at all.

We invest considerable amounts of time, effort, and money to license our HAP Technology and proprietary programs and, if we fail in these licensing efforts, we may not generate sufficient revenue to sustain our operations.

Our ability to obtain customers for our proprietary programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAP Technology can help accelerate or improve their drug and diagnostic development and marketing efforts. To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAP Technology.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics and that our proprietary programs will be commercially viable. If we fail to gain this acceptance, we may never generate sufficient revenue to sustain our operations. We may expend substantial funds and management effort to market our proprietary programs without any resulting revenue.

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

Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. Entities such as Perlegen Sciences, Celera Genomics Group and the International HapMap Project have developed databases containing gene sequence, genomic variation or other genomic information and are marketing their data to pharmaceutical and biotechnology companies or are making their databases freely available to the public. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genomic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies.

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

The market for genetic tests is relatively undeveloped.  We are marketing our test to physicians who did not currently have a genetic test available for cardiac channelopathies. The success of our test depends on its acceptance by the medical community, patients and third-party payors as medically useful.  If we are not able to gain market acceptance for our test, we may not be able to generate sufficient revenue to sustain our operations.

Risks Related to Our Intellectual Property

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

Regulatory Risks

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

The FDA has twice required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. The draft guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. The draft guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic with which the voluntary data is associated. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future to issue final guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

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

Any new drug, biologic, or new drug or biologic indication we or our customers develop using genetic markers from our proprietary programs must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years, requires substantial expense and is uncertain as to outcome. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product developed by we or our customers, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenue will be dependent on the successful commercialization or development of products using genetic markers from our proprietary programs, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using genetic markers from our proprietary programs may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

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

Additional Risks Related to Our Business

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

Integration efforts could interrupt our business and our financial condition could be harmed.

On May 15, 2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences. In addition, on April 1, 2004, we acquired Lark. Our integration activities with respect to the DNA Sciences and Lark acquisitions are ongoing and entail numerous risks that include the following:

•                  difficulties integrating any acquired operations, personnel, technologies or product;

•                  diversion of management’s focus from our core business concerns; and

•                  entering markets in which we have no or limited prior experience or knowledge.

Any difficulties encountered as a result of our recent acquisitions could adversely affect our business, operating results and financial condition.

Risks Relating to Financial Reporting

Investor confidence and our share price may be adversely affected if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. How companies should be implementing these new requirements, including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty.  We are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements.  If our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This issuance could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We have maintained a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have any impact on the total value of our investment portfolio as of September 30, 2004.

Item 4 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiary, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports on Form 10-K thereafter.  The internal control report must include the following:  (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls.  In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting.  In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.  We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first nine months of 2004, we commenced testing of our internal controls.  Our documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2004, we issued 285,121 shares of our common stock in connection with the in-licensing from Merck of vilazodone, a drug candidate in clinical development.  We issued the shares to the licensor in consideration for the exclusive right to develop and commercialize this drug candidate.

No underwriters were involved in the foregoing issuance, and the securities described were issued to the investors in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from registration was required.

Item 6 – Exhibits.

(a)          Exhibits

See Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

	By:	/s/ Ben Kaplan
Date: November 15, 2004	Ben Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1*	Form of Nonstatutory Stock Option Agreement under the Registrant’s 2000 Amended and Restated Equity Incentive Plan, as amended.

10.2*	Form of Incentive Stock Option Agreement under the Registrant’s 2000 Amended and Restated Equity Incentive Plan, as amended.

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

*                 Indicates a management contract or compensatory plan.