Form 10-K
period 2004-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2005-03-15
CIK 1110009

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was $120,064,182 based on the last reported sale price of the Common Stock on The NASDAQ National Market on June 30, 2004.

        Number of shares of the registrant's Common Stock outstanding as of March 9, 2005: 34,728,829.

Documents Incorporated By Reference:

        Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers which is set forth under "Executive Officers" in Item 1A of Part I of this report) have been omitted from this report and are incorporated by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2005 annual meeting of stockholders.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements. The words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied. These important factors include our "critical accounting estimates" and the factors set forth under the heading "Factors Affecting Future Operating Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

        The Genaissance name and logo, the Lark name and logo, and DecoGen®, HAP®, HAP™ and FAMILION™ are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries. All other trademarks, servicemarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS

Genaissance

Company Overview

        We develop innovative products based on our proprietary pharmacogenomic technology and have a revenue-generating business in DNA and pharmacogenomic products and services. We also market our proprietary FAMILION Test, a genetic test for cardiac channelopathies that is compliant with the Clinical Laboratory Improvement Amendments (CLIA), which is designed to detect mutations responsible for causing Familial LQT and Brugada Syndromes, two causes of sudden cardiac death. Our product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population. This strategy is designed to enable us to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization. Our total net revenues were approximately $8.1 million in 2002, $12.5 million in 2003 and $20.9 million in 2004.

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

        We are completing a strategic review of our operations, including reducing our operating costs. Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements. There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern and our ability to meet our obligations under certain of our material agreements, including the agreement that we entered into with Merck KGaA (Merck) to develop and commercialize a small molecule compound known as vilazodone.

Available Information

        Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.genaissance.com) as soon as reasonably practicable after such filing or furnishing. Such reports will remain available on our website for at least twelve months. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

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

        The drug development process is costly and subject to a high failure rate. Even with recent technological advances, including advances in areas such as genomics, which is the knowledge and use of all of the genetic information of an organism, the failure rate of clinical trials has increased significantly. According to a study by Bain & Company, the average cost for developing a new drug, including the cost of unsuccessful drug candidates, is now $1.7 billion, 55% higher than the average cost from 1995 to 2000, because of this growing failure rate.

        Approved drugs often face intense competition. The period of market exclusivity for the first drug in a new therapeutic class is typically much shorter today than it was a few years ago because of the introduction of similar compounds in that therapeutic class. Consequently, marketing expenditures have increased rapidly as companies attempt to maintain or increase market share. For example, in 2003, pharmaceutical companies spent over $3 billion in the U.S. to advertise their drugs to consumers, which is only a small proportion of their promotional budget, most of which is targeted at physicians. Marketing departments are also under pressure to maximize the revenue generated from approved products in order to meet corporate-wide revenue and earnings goals. In addition, pharmaceutical companies continue to face increasing competition from generic drugs, as patents on more than 200 brand-name drugs will expire over the next several years. In 2002, for the first time in the U.S., generic drugs accounted for more than half of all prescriptions dispensed. IMS Health predicts that worldwide sales of generic drugs will continue to grow at double digit rates through 2007. Thus, in order to maintain revenue growth rates and profitability, pharmaceutical companies must both improve the success rate of clinical trials and differentiate their drugs in a crowded market place.

        Retail sales of prescription drugs, which are still growing faster than overall healthcare spending, reached $179.2 billion, or 11% of healthcare spending, in the U.S. in 2003. In an attempt to contain the rising cost of drug expenditures, healthcare providers and payers face the difficult task of deciding which drugs should be prescribed to specific patients and are suitable for reimbursement. Healthcare providers make these decisions using medical outcome studies and economic benefit factors but they have little, if any, knowledge of which individual patients are most likely to benefit from a specific drug, if at all. Thus, healthcare providers and patients would benefit from using drugs that are targeted for a patient population that would have the best drug response and safety profile and, thus, allow for more appropriate and safer intervention.

  Population Genomics

        Scientists have known for a long time that genomic differences influence how patients respond to drugs. Population genomics is the analysis of genomic variation within groups of people. The genomic blueprint each person inherits from his or her biological parents is contained within a person's DNA and determines differences, such as height, hair color and eye color. As scientists better understand variation at the molecular or genomic level, they are more certain that an individual's response to a drug is dependent upon that individual's unique DNA sequence and that more than one gene is probably involved in a drug response. Scientists know that every drug generally interacts, directly and indirectly, with a variety of proteins produced by different genes. Therefore, in order to predict a specific drug response, scientists must analyze genomic variation in multiple genes.

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

        In October 2002, an international consortium, composed of non-profit biomedical research groups and private companies in Japan, the United Kingdom, Canada, China and the United States, initiated an effort to create a genome-wide haplotype map. This venture is aimed at speeding the discovery of genes that are related to common illnesses, such as asthma, cancer, diabetes and heart disease. In January 2005, the consortium announced that it expects to complete the project by the end of 2005 by having examined 270 individuals for the presence of 4,000,000 common SNPs.

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

        The pharmaceutical and biotechnology companies would, therefore, have a better understanding of the cost required to complete the development of a drug and the likely economic return on their investment before proceeding to a Phase III clinical trial. In addition, if pharmaceutical and biotechnology companies could use gene haplotypes to predict a drug response, they would be able to improve the marketing of their drugs by identifying those patient populations for which particular drugs are likely to be most effective with the least likelihood of having an adverse reaction and, perhaps, even prevent severe adverse reactions from occurring which would force a drug to be withdrawn from the market. Furthermore, healthcare providers and payers would likely benefit economically from predictive information that would enable a physician to prescribe the most appropriate and safest medication at the earliest possible time. In November 2003, the U.S. Food and Drug Administration (FDA) issued draft guidance that encourages pharmaceutical and biotechnology companies to use pharmacogenomics during the drug development process. The FDA has stated that it expects to issue its final guidance in 2005.

The Genaissance Solution

        We have developed a combination of technologies and expertise that we call our HAP Technology, which allows population genomics to be integrated into the development, marketing and prescribing of new and existing medicines.

        The key components of our HAP Technology are:

  •
  a proprietary informatics system, which we call DecoGen, including unique algorithms, for defining patient populations with different drug responses and a database, which we call the HAP Database, of highly informative, proprietary measures of genetic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes;

  •
  Good Laboratory Practices (GLP) compliant support experience for about 550 clinical trials;

  •
  GLP compliant DNA banking experience;

  •
  a process to determine the genetic variation in clinical samples;

  •
  a method to deduce haplotypes from a patient's genetic variation, which we call HAP Builder;

  •
  GLP compliant sequencing, genotyping and related molecular biology experience;

  •
  clinical genetics development skills; and

  •
  clinical DNA testing laboratories licensed by the states of Connecticut and North Carolina under CLIA.

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

Our Strategy

        Our strategy and commercialization programs include the following:

        Generate revenues from offering DNA-based analysis services in various markets.    The specific revenue sources include fees from:

  •
  granting access to our HAP Markers for individual pharmaceutically relevant genes or to our HAP Database;

  •
  isolating and banking DNA;

  •
  sequencing DNA samples and providing related molecular services;

  •
  measuring the genetic variation present in DNA samples; and

  •
  home-brew tests, which define populations with different drug response or different traits, such as our FAMILION Test for mutations that cause familial LQT and Brugada Syndromes, which can result in sudden cardiac death.

        The different markets, including those markets within Japan and Europe, that we target include:

  •
  pharmaceutical companies;

  •
  biotechnology companies;

  •
  diagnostic companies;

  •
  government and academic groups;

  •
  agricultural markets; and

  •
  consumer markets, such as those for nutraceuticals, which are fortified foods or dietary supplements that are thought to provide health or medical benefits in addition to their basic nutritional value.

        Our commercialization programs include the following:

        Commercialize our HAP Technology.    We offer pharmaceutical and biotechnology companies access to our HAP Technology and our clinical genetics development expertise for use throughout each phase of drug development and marketing. We are also pursuing opportunities to work with third parties that have drugs in clinical development, which have encountered problems that might be addressed by applying our HAP Technology and clinical genetics capabilities. Customers, with whom we work, can obtain access to:

  •
  a feasibility assessment for using phamacogenomics in developing a particular compound;

  •
  assistance in designing an informed consent, developing or modifying a protocol for incorporating the use of pharmacogenomics and banking DNA;

  •
  guidance in selecting genes, choosing proprietary HAP Markers and determining the number of patients required for a pharmacogenomic study;

  •
  design, development and validation of assays and genotyping of samples with these validated assays;

  •
  analysis of data to detect an association between a clinical response and HAP Markers and validation of the results under GLP compliant conditions; and

  •
  development of home-brew molecular tests and diagnostic assays.

        In return, we seek fees for our collaborative contributions to our customers' specific drug development or marketing projects and for pharmacogenomic support services. We currently have relationships and/or are providing pharmacogenomic support services to a number of major pharmaceutical and biotechnology companies. We are in discussions and negotiations with additional pharmaceutical and biotechnology companies to enter into programs that will utilize our HAP Technology, including pharmaceutical companies within such markets as Japan. We have a business development group to commercialize our HAP Technology and a sales force in the U.S. and Europe to sell our service offerings. We sell our products and services directly through a distributor in Japan and both directly and through distributors in Europe.

        In connection with the commercialization of our HAP Technology, we enter into third-party agreements from time to time in the ordinary course of business. For example, effective September 29, 2004, we entered into a cooperative agreement with the Agricultural Research Service (ARS), the in-house research arm of the United States Department of Agriculture (USDA). In cooperation with scientists at ARS, we are determining the distribution of known bovine SNPs in different types of beef and dairy cattle and will construct and validate assays for these SNPs. ARS will then make this new panel of assays publicly available to trace the origin and/or parentage of cattle. Under the agreement, ARS pays us a fee for each sample that we sequence and each test that we design. In addition, effective October 19, 2004, we entered into a multi-year agreement with Pyxis Genomics, Inc., under which we will provide our high throughput genotyping services to Pyxis for the commercialization of Pyxis' Profile-1 System. The Profile-1 System consists of Pyxis' proprietary panel of SNPs, a search engine and database, developed by IBM Life Sciences, which enables producers to track animals and their meat products from the point of origin throughout the production and distribution pipeline. We collaborated with Pyxis to develop and validate the genotyping assays for their SNP panel and received the first commercial samples for genotype analysis in the fourth quarter of 2004. Under the agreement, Pyxis pays us a fee for each sample that we analyze.

        Commercialize the intellectual property that we license from others or develop with our HAP Technology.    We currently have five programs from which we have or expect to have intellectual property to commercialize.

  •
  Genetic test for cardiac ion channel mutations (cardiac channelopathies).  Cardiac channelopathies, including familial LQT and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm (arrhythmia). Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. Treatment options include life-style modification, the prescription or avoidance of specific classes of drugs and the insertion of an implantable cardioverter/defibrillator. In May 2004, we launched the FAMILION Test, our genetic test for cardiac ion channel mutations, through our CLIA licensed laboratory in New Haven, to assist physicians in choosing the most appropriate course of treatment for each patient. We have intellectual property rights relating to the five genes that have been identified as explaining the majority of two cardiac channelopathies, familial LQT and Brugada Syndrome, with each of the genes having multiple causative mutations. LQT can also result from the administration of a medication or can occur in patients with other disorders, such as congestive heart failure. More than 50 approved prescription drugs, in various therapeutic classes, are known to prolong the QT-interval. Drug-induced LQT has led to the withdrawal from the market of such well-known drugs as the heartburn agent Propulsid® and the antihistamine Seldane®. In December 2004, we entered into a license agreement with Vanderbilt University, which grants us exclusive commercial rights to a patent that claims screening patients for susceptibility to drug-induced cardiac arrhythmias by testing for the presence of a common polymorphism in KCNE1, an important cardiac ion-channel gene. We are currently marketing to pharmaceutical companies the ability to include LQT genetics in drug development.

    In support of our efforts to develop and launch tests with respect to cardiac channelopathies, including familial LQT and Brugada Syndromes, we have entered into royalty bearing intellectual property and material transfer agreements with the University of Rochester and the Mayo Foundation for Medical Education and Research, respectively, under which we obtained access to clinical expertise, clinical research samples and associated data, from which identities have been removed, and intellectual property related to disease-associated mutations. In addition, we amended our license agreement with the University of Utah and Yale University, under which we have certain rights to a patent estate of more than 50 issued and pending patents in the United States and other countries relating to five cardiac ion channel genes associated with LQT, Brugada and related syndromes.

  •
  Thiopurine S-methyltransferase (TPMT) genetic test.  The TPMT test provides a genetic assessment of a patient's ability to metabolize the thiopurine class of drugs, which are commonly used in a wide range of therapeutic areas, including such fields as oncology, rheumatology, organ transplantation and vasculitis therapy. The activity of the TPMT enzyme varies significantly among individuals who have different haplotypes of the TPMT gene. Pursuant to license agreements that we acquired from DNA Sciences in May 2003, we receive royalties based on net sales of the home-brew test.

  •
  CARING Study (Clozapine and Agranulocytosis Relationships Investigated by Genetics (HAP Markers)).  In December 2004, we reported the discovery of genetic markers that we believe predict who is at risk of developing clozapine-induced agranulocytosis, a life-threatening decrease of white blood cells that requires frequent blood testing of patients. We believe that the findings may apply to other drugs that also affect white blood cell counts. Clozapine, which is no longer under patent protection, is a highly effective therapeutic for treating certain patients with schizophrenia. During the first six months of treatment with clozapine, a patient must undergo weekly blood monitoring, a requirement that results in poor patient compliance. We believe that clozapine's third-line therapy status and the requirement for repeated blood testing are the primary reasons that the market share for all clozapine products is only approximately $350 million in the United States. Sales of antipsychotic drugs in the United States reached an estimated $5.2 billion in 2000 and are expected to exceed $8 billion in 2005.

  •
  Vilazodone.  In September 2004, we acquired an exclusive worldwide license from Merck to develop and commercialize a small molecule compound, vilazodone, which is a selective serotonin reuptake inhibitor (SSRI) and a 5HT1A partial agonist. In Phase II clinical trials for depression, vilazodone has shown signals of efficacy and a favorable side effects profile in the more than 1,000 patients, who were exposed to this compound. We had intended to commence enrollment in January 2005 for a Phase II clinical trial of vilazodone that would include pharmacogenomic characterization of patients but we did not because of liquidity issues. We would apply our HAP Technology and clinical genetics experience and leverage the existing knowledge of the genetics of depression and response to antidepressants, especially to SSRIs. The primary goal of this clinical trial would be to find genetic markers that can be used to identify a population of patients who will respond to vilazodone. We currently do not have sufficient resources to commence this clinical trial of vilazodone. We will need to secure additional sources of financing by July 2005 to meet our obligations under the Merck agreement and we are considering our options in this regard.

  •
  STRENGTH trials (Statin Response Examined by Genetic HAP Markers)  We applied our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease. This market is highly competitive with multiple approved products seeking to gain increased market share. Currently, the market is approximately $18 billion worldwide and experts estimate that the market is growing at the rate of about 20% per year.

    We examined five statins in two prospective STRENGTH clinical trials. The goal of these two trials was to identify which of our HAP Markers define a patient population that has the best therapeutic response to one or more of these statins with a superior safety profile. In January 2003, we signed an agreement with Bayer AG and with Bayer HealthCare LLC to commercialize exclusively the diagnostic rights and non-exclusively the drug product development rights from our STRENGTH trials. As of December 31, 2004, we had not received any royalties under this agreement.

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

        In May 2003, a United States bankruptcy judge approved our acquisition of substantially all of the assets and certain liabilities of DNA Sciences, Inc. for $1.35 million in cash. These assets included:

  •
  DNA Sciences' Morrisville, North Carolina GLP compliant and CLIA licensed facility, which was a leader in providing clinical trial services to the pharmaceutical industry, including DNA banking and genotyping;

  •
  a patent estate, including exclusive licenses in specific areas from The University of Utah and Yale University to patents relating to the five genes examined in our FAMILION Test; and

  •
  the TPMT test, from which DNA Sciences was receiving royalties from its sub-licensees.

        In April 2004, we acquired Lark Technologies, Inc. following approval by the stockholders of each of the two companies. The terms of the agreement and plan of merger included the exchange of each outstanding share of Lark Technologies common stock for 1.81 shares of our common stock. Lark provides contract, GLP compliant and research sequencing and associated molecular services to the pharmaceutical, biotechnology and agricultural industries through its GLP compliant facility in Houston, Texas and its research facility in Takeley, UK.

Our HAP Technology

  Overview

        Geneticists use the term haplotype to describe how SNPs are organized on a chromosome. Our process for discovering genetic associations, which are correlations between genetic variation and clinical outcomes such as drug response uses candidate-gene haplotypes, which we call HAP Markers. The use of these candidate gene-based haplotypes allows us to perform discovery studies using unrelated individuals, who typically comprise clinical trials cohorts. This approach is in contrast to typical family-based approaches, which require the use of large numbers of related individuals who are tested in linkage studies using widely spaced, genetic markers that have less informational content than do haplotypes. To identify what HAP Markers occur in a gene, we first discover individual SNPs by high-throughput sequencing of DNA samples of unrelated and related individuals that are representative of the individuals who constitute the major pharmaceutical markets of the world. Sequencing is the process of determining the order of the chemical units in a molecule of DNA, which in turn defines the chemical units that make up the proteins that are encoded in a DNA molecule. We use our proprietary algorithms to organize the SNPs into HAP Markers. Using these algorithms, we found significantly fewer actual HAP Markers per gene than the theoretically large number of ways in which SNPs could be organized.

        Our DecoGen Informatics System contains a number of components. Our HAP Database contains our HAP Markers, including information about their sequence, frequency and distribution. Our DecoGen Informatics System also contains a proprietary collection of algorithms and a search engine that correlates a patient's HAP Markers with a particular response to a drug. To handle large amounts of information, we developed a proprietary tool that we call RuleFinder™ that allows us to identify rapidly potential associations between clinical endpoints and genetic variation. Then using standard analytical tools, we have been able to determine, with statistical accuracy, the correlation between HAP Markers and drug response in a small population of the size commonly seen in Phase I and Phase II clinical trials.

        Genotyping is the process for measuring which HAP Marker pairs are present in a patient's DNA sample. Our research genotyping process uses a proprietary laboratory information management system (LIMS), robotics and Sequenom's MassARRAY™ platform to determine, on a high-throughput basis, which two HAP Markers for a gene are present in a patient's DNA sample. We integrate the resulting data into our DecoGen Informatics System to search for a correlation with a patient's drug response. We have a customized facility in New Haven dedicated to high-throughput genotyping, which is licensed under CLIA regulations, and, hence, can do molecular testing, and also can perform genotyping for clinical trials. The facility in New Haven is licensed by the Animal and Plant Health Inspection Service (APHIS), a division of the USDA, to genotype sheep and, thus, determine their susceptibility to scrapie under the United States National Scrapie Eradication Program (NSEP). Scrapie is a fatal, degenerative disease affecting the central nervous system of sheep and goats.

        The human genomic DNA, which is needed from patients in clinical trials to do genetic association studies, can be isolated from blood samples obtained from patients participating in clinical trials and stored under GLP compliant conditions in our facility in Research Triangle Park (RTP) in Morrisville, North Carolina. We can develop GLP compliant genotyping assays for identifying and validating a genetic association in our RTP facility, through which we also offer a range of GLP compliant P450 cytochrome genotyping assays for genes whose protein products are involved in the metabolism of drugs by the human body. Our RTP facility is also licensed under CLIA regulations to do molecular testing.

        The following outlines the components of our HAP Technology and how we use our HAP Technology to define a patient population with a specific drug response.

  Gene Selection

        Our goal is to discover HAP Markers for pharmaceutically relevant genes. We prioritize these genes for HAP Marker discovery based upon the needs of our customers. We obtain genomic information relevant for gene selection from publicly available sources. We have discovered HAP Markers for genes that are, or will likely become, drug targets; are associated with drug target pathways; are involved in how drugs modify cell communication or regulate other genes; and are involved in the metabolic process by which the body absorbs a drug and breaks it down.

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

        To build our Index Repository, we recruited over 650 individuals whose parents and grandparents came from specified geographical regions. We obtained personal information from each individual, including sex, date of birth, and general medical information, as well as a detailed family history and drew blood samples so that we could create continually multiplying cells from the white cells present in the blood. The resulting cells, called permanent cell lines, provide us with a supply of DNA from which to discover SNPs. We store frozen samples of each cell line at multiple locations to ensure that all of these cell lines are available in the future. To supply sufficient DNA for the production process, we grow the cell lines in our cell culture facility. We employ quality control procedures that permit each DNA sample to be matched unambiguously to its corresponding cell line. We store all of the information about a cell line in our proprietary HAP Database that is a component of our DecoGen Informatics System.

  Discovering SNPs

        We use a subset of our Index Repository to discover SNPs. We employed principles of population statistics to determine the minimum number of unrelated individuals that we needed to have a 99% probability of detecting a SNP or a HAP Marker that occurs in at least 5% of the general population or in at least 10% of a population from a specific geographical region.

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

        Our sequencing process is highly automated, from picking the regions to be sequenced through loading the samples onto a sequencing machine. We have also developed a proprietary LIMS to track genes as they progress through the production pipeline. We use the LIMS to monitor the overall quality of data we produce to ensure that the sequencing process is operating according to our established standards. The sequence information undergoes two forms of quality control analysis. We use electronic procedures and established population genomic principles to identify and validate that a SNP exists at a given position.

  HAP Markers and the HAP Database

        We have developed an entirely computerized process for discovering HAP Markers. Our proprietary method works because it analyzes a large number of individual samples and it has members of extended families in its sample set. We have validated the accuracy of our computerized process by conventional family studies and molecular techniques. We use our proprietary computational methods and algorithms to determine how the SNPs in a gene are organized on each of the two chromosomes in each sample we sequence from our Index Repository.

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

        As of December 31, 2004, we had processed 7,743 pharmaceutically relevant genes through our production process and deposited their HAP Markers and associated information into our HAP Database.

  The DecoGen Informatics System

        We have constructed a proprietary informatics system, called DecoGen, which contains our proprietary HAP Database of HAP Markers. This system can accommodate information from a variety of populations, including individuals suffering from a specific disease and patients in clinical trials, as well as associated data, such as detailed medical histories, including responses to drugs. The portal to these databases is the DecoGen Informatics System's search engine, which we designed with an intuitive, graphical user interface so that drug development clinicians can easily manage their data to find a correlation between HAP Markers and a drug response.

        Our DecoGen Informatics System can use either qualitative or quantitative clinical measurements as a clinical endpoint to search for a correlation with our HAP Markers. The informatics system has the ability to exchange information with standard software packages used in the pharmaceutical industry. Additional tools are also available within the system to help in the design and operation of clinical trials. In December 2004, we received a Notice of Allowance from the U.S. Patent and Trademark Office for a patent claiming methods incorporated into the DecoGen technology; these patented methods are useful for identifying correlations between the safety and efficacy of drugs and patients' unique genetic signatures. Our DecoGen Informatics System also contains a proprietary computational tool that determines the minimal number and combination of variable sites, which we must analyze in order to identify, with high confidence, the two HAP Markers that are present for each gene in a clinical sample of DNA. This proprietary tool exploits an established genetic principle. That is, the presence of a given form of genomic variation at one position can be highly predictive of the form of genomic variation present at another site in a gene. This predictability reduces the complexity of the information needed to identify a HAP Marker in a DNA sample. We can determine this predictability, however, only if we already know the haplotype or the organization of SNPs in a gene. Our HAP Markers contain this needed information.

Our Molecular Biology Services

  Custom DNA Sequencing Services

        Through the acquisition of Lark Technologies, we offer a wide range of DNA sequencing services and have multiple sequencing technologies in our laboratories to accommodate both high-throughput and highly complex projects. Depending upon the nature of a project, we will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning basic research to be submitted to the FDA or other regulatory agency, including the following:

  •
  FDA submission quality sequencing—This sequencing work is designed for presentation in a report that can be incorporated into an application to be submitted to the FDA or other regulatory agencies.

  •
  Single pass quick turnaround (QT) sequencing—This service is designed to give customers a "quick look" at high accuracy double or single strand sequence data from one or multiple clones, in which the data is returned to the customer within a very short period of time after receiving the sample.

  •
  High volume sequencing services—This service involves sequencing many clones from a genomic or an expressed sequence tag library utilizing high-throughput automated systems.

  •
  Large scale genomic sequencing services—In this service, we construct libraries from a variety of genomic constructs and assemble them into full-length sequences, which can represent hundreds or thousands of genes.

  Genetic Stability Testing (GST) Services

        These services assist clients in meeting the regulatory guidelines established for the development and maintenance of genetically engineered bacteria or cell lines that produce biotechnology products. We analyze and provide a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential for creating a reliable process that produces a pure biologic product in high yield. We believe that the need for these services is increasing rapidly because there is a growing number of biotechnology products entering the clinical development pipeline. The FDA requires that this work be performed according to GLP guidelines, a key differentiating feature of our services. We believe that true GLP guidelines are not commonly followed in research and many service laboratories due to the rigorous demands of documentation and adhesion to the quality assurance regulations. Our facility in Houston, Texas has a quality system in place for studies designated for regulatory submission. Under this system, we conduct studies under the requirements of GLP and current Good Manufacturing Practices (GMP) as promulgated by the FDA. Our compliance with these regulations is defined in our quality policy manual and our standard operating procedures. Our quality assurance department reviews all project documentation and final reports to insure that they are compliant with applicable GLP/GMP regulations. Our GST services include:

  •
  DNA sequencing—We offer a number of alternative strategies to circumvent issues associated with having insufficient DNA and provide our clients with complete sequence data.

  •
  Copy number—Copy number is a service we provide that monitors the number of copies of a gene contained within a cell. Demonstrating that cells experience predictable changes in their copy number during production scale-up assures regulatory authorities that the process is well controlled.

  •
  Insertion number—Insertion number is a service that is similar to copy number but it is an additional analysis that is utilized to measure the stability of a cell bank.

  •
  Plasmid loss or rearrangement—A plasmid is an artificial stretch of DNA used to insert specified genes into a cell. For plasmid-based gene expression systems, the loss or rearrangement of the plasmid can be a major practical problem in high yielding strains, affecting the growth of cells. We have assays to detect the percentage of cells that are missing or have undergone a loss or rearrangement of their plasmid.

  •
  Phage detection—Phages are bacterial viruses, which can kill or alter the bacterium's growth cycle or expression levels. Our phage detection service is designed to detect contamination of a bacterial cell bank.

  Genetically Modified Organism (GMO) Testing Services

        We provide services for identifying and characterizing genetically modified (GM) crops and plants. We have developed several effective services for genetic testing of food and agricultural products. We offer a broad range of genetics-based assays for qualitative and quantitative analysis of bio-engineered modifications in plants such as corn, soy and other grain products. Companies need GMO testing of their ingredients to meet labeling requirements and to ensure the presence or absence of genetically enhanced characteristics. The GMO services that we offer include:

  •
  Polymerase chain reaction (PCR) analysis—This method is recognized as the "gold standard" for GMO testing.

  •
  Southern blot analysis—We use standard Southern blot analysis for mapping of known insertion and gene expression analysis.

  •
  Sequence verification of the expression cassette—Sequencing the GMO can ensure that the quality of the DNA is guaranteed to be 100% accurate with 100% double stranded coverage for that region.

        Gene Expression and Deletion Services

        The Human Genome initiative continues to provide an abundance of gene sequence information. However, there is little information regarding the function of the genes on their biochemical pathways. We continue to introduce services that assist clients in understanding the biological role of a gene by determining if, when, and at what level a gene is expressed in different samples of interest. These services can be important for identifying novel genes, confirming the validity of a gene as a drug target, and monitoring a target gene through the product development process. We currently offer:

  •
  Quantitative polymerase chain reaction (QPCR)—Our QPCR service provides highly accurate detection of a gene sequence. This method is a powerful tool for analyzing the distribution and expression of a target DNA sequence or a RNA molecule in a high-throughput format.

  Custom Core Molecular Biology Services

        Many of the custom services that we perform require the application of molecular biology techniques either upstream or downstream from the main service provided. As a result, we have the ability to perform a number of molecular biology techniques, which can be offered as a complement to another service, or as a stand-alone service. Some of the more frequently requested services that we offer are described below.

  •
  Nucleic acid extraction services—All of our services involve the manipulation of nucleic acids, the starting material for molecular biology research and development. We offer a variety of extraction procedures to analyze DNA and/or RNA from blood, tissue, and other fluids, as well as from bacterial, plant and cell culture samples.

  •
  Subcloning—Subcloning is a procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. We can provide a strategy for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems.

  •
  Library screening—During the gene discovery process, customers may find only a portion of a gene of interest. We can use such a gene fragment to screen a library of clones and isolate the full-length cDNA of interest.

  •
  Polymerase chain reaction—PCR can be used to amplify a specific sequence of interest from plasmid, viral, or genomic DNA. We also have the expertise to provide reverse transcription PCR for amplification of an RNA product.

  •
  DNA preparation—Many of our customers need large amounts of DNA for sequencing or probe generation. We have the ability to isolate DNA on a large-scale basis.

Intellectual Property

        We rely on patents, trade secrets, non-disclosure agreements, copyrights and trademarks to protect our proprietary technologies and information. In addition, our goal is to license to third parties certain components of our intellectual property that is peripheral to our core products and services.

        As of December 31, 2004, our patent portfolio included a total of 85 issued patents in the U.S. and other countries, 11 of which we own outright, one of which is co-owned with the University of Cincinnati, for which we have an exclusive commercial license, one of which is co-owned with Yale

University and 72 of which we have an exclusive license in certain fields of use. Our issued patents and pending patent applications include those for:

  •
  vilazodone, our lead therapeutic product;

  •
  genes and mutations associated with familial LQT;

  •
  HAP Markers for pharmaceutically important genes;

  •
  correlations between specific HAP Markers and drug response, including albuterol and statins;

  •
  components of our DecoGen Informatics System, including the processes for assembling HAP Markers and for determining clinical associations; and

  •
  processes for integrating personalized medicines into the healthcare system.

        The U.S. patents owned and licensed by us are currently set to expire at various dates beginning in July 2013.

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

Competition

        There is significant competition among entities attempting to use genomic variation data and informatics tools to develop and market new and existing medicines. We expect the intensity of the competition to increase. We face, and will continue to face, competition from numerous pharmaceutical, biotechnology and diagnostic companies, both in the United States and abroad. Entities such as Perlegen Sciences and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make freely available their databases. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies. In order to compete successfully against existing and future entities, we must demonstrate the value of our HAP Technology and that our informatics technologies and capabilities are superior to those of our competitors. Many of our competitors have greater resources and informatics development capabilities than do we. Therefore, our competitors may succeed in identifying an association between a phenotype and gene variation and applying for patent protection more rapidly than we do. In addition, we face competition in our GLP compliant and/or research sequencing, genotyping and associated molecular services from individual researchers at laboratories within institutions such as the National Institutes of Health, who are capable of performing the work themselves, to core laboratories inside companies such as Amgen Inc., GlaxoSmithKline and Prizer, Inc. (Pfizer). Core laboratories can exist either in an academic or government setting or within a medium to large company, which can provide services at a much-reduced rate due to subsidizing of overhead expenses. We also face competition from several companies and new entrants in the genomics services market attempting to copy our footprint by offering DNA sequencing, genotyping and/or related molecular biology services.

        We expect that our ability to compete will be based on a number of factors, including:

  •
  the ability of our customers to develop and commercialize therapeutic and diagnostic products based upon our HAP Technology;

  •
  our ability to secure sufficient resources to fund our HAP Technology commercialization programs;

  •
  our ability to attract and retain customers;

  •
  our ability to commercialize our intellectual property;

  •
  our ability to attract and retain qualified personnel;

  •
  our ability to protect against unauthorized use of our HAP Technology under various intellectual property laws and contractual obligations;

  •
  our ability to grow our business in agricultural genotyping; and

  •
  the wide breadth of custom molecular services we offer through our four facilities.

Government Regulation

        Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product that our customers or we develop. Various federal and, in some cases, state statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping, performance and marketing of human therapeutic and diagnostic products or services. The extent to which these regulations may apply to our customers or us will vary depending on the nature of the product or service.

        Currently, the FDA does not require companies seeking product approvals to provide data regarding the correlation between therapeutic response and genomic variation. On November 3, 2003, however, the FDA issued draft guidance that encourages pharmaceutical and biotechnology companies to use pharmacogenomics during the drug development process and clarifies how the FDA will evaluate the resulting data. The FDA has stated that it expects to release its final guidance in 2005.

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

        The FDA classifies medical devices, which include diagnostic products, as class I, class II or class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, pre-market notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive pre-market approval, or PMA, by the FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices, which have been found not to be substantially equivalent to currently marketed medical devices. It is impossible to say at this time which of these categories will apply to any diagnostic product incorporating our technologies.

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

        While the FDA does not currently regulate our genotyping facility, CLIA defines standards that constitute good clinical laboratory practice. Although this is a federal law, each state is responsible for administering the statute. The state of Connecticut issued a CLIA license for our facility in New Haven and the state of North Carolina issued a CLIA license for our facility in RTP. Both of these facilities can provide clinical genetic test results in support of therapeutic or medical interventions. A CLIA licensed clinical laboratory can be inspected by the state at any time to insure that we are in compliance with CLIA.

        In addition, in June 2004, APHIS, a division of the USDA, approved our high-throughput genotyping facility in New Haven, to genotype sheep to determine their susceptibility to scrapie under NSEP. We subsequently began processing samples under a contract that the USDA awarded to us as part of NSEP.

Research and Development

        For the years ended December 31, 2002, 2003 and 2004, we spent approximately $23.9 million, $20.1 million and $19.8 million, respectively, on research and development activities.

Significant Customers and Foreign-Based Revenue

        We market and sell our technology, services and clinical development expertise primarily to a limited number of biopharmaceutical and diagnostic development companies, including Pfizer, which accounted for 20% of our revenues in the year ended December 31, 2004. During 2004, we signed an amendment to our agreement with Pfizer, which extended Pfizer's access to selected data from our HAP Database through August 31, 2005. Our agreement with Johnson & Johnson Pharmaceutical Research & Development, which is a division of Janssen Pharmaceutica, N.V. (J&J PRD), which accounted for 23% and 46% of our revenues in 2003 and 2002, respectively, expired in January 2004. We do not expect the expiration of the J&J PRD agreement to have a significant impact on future revenue.

        For the years ended December 31, 2004, 2003 and 2002, approximately 25%, 0% and 4%, respectively, of our revenues resulted from foreign-based customers.

Sole Supplier

        We have an agreement with Sequenom, Inc., under which it is the sole provider of silicon chips for one time use on their MassARRAY™ System, which is our high-throughput genotyping platform. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. We believe that we could prepare for reuse, the requisite supply of chips that we would need without unreasonable cost or delay, if we were required to do so.

Human Resources

        As of December 31, 2004, we had 164 full-time employees, 31 of whom hold Ph.D., M.D. or equivalent degrees. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Furthermore, recruiting and retaining qualified scientific personnel will be critical to our success. We face the risk that we may not be able to attract and retain a sufficient number of qualified personnel on acceptable terms, given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

ITEM 1A. EXECUTIVE OFFICERS

        Set forth below is certain information regarding our current executive officers, including their respective ages as of March 15, 2005 (1):

Name	Age	Position
Kevin Rakin	44	President, Chief Executive Officer and Director
Gerald F. Vovis, Ph.D	62	Executive Vice President and Chief Technology Officer
Carl W. Balezentis, Ph.D	47	Senior Vice President and President, Lark
Richard S. Judson, Ph.D	46	Senior Vice President and Chief Scientific Officer
Ben D. Kaplan	47	Senior Vice President and Chief Financial Officer

(1)
Does not include information with respect to Matthew W. Kalnik, Ph.D., who resigned as our Senior Vice President, Business Development effective as of March 23, 2005.

        Kevin Rakin.    Mr. Rakin was appointed as our Chief Executive Officer, in addition to President, in August 2002. He co-founded Genaissance and has served as a Director since 1995. Mr. Rakin has served as our President since October 2000. From January 1997 through August 2002, Mr. Rakin also served as our Chief Financial Officer and, from January 1997 to October 2000, as our Executive Vice President. Prior to 1998, Mr. Rakin was also a Principal at the Stevenson Group, a consulting firm, where he provided financial and strategic planning services to high-growth technology companies and venture capital firms. Prior to this, Mr. Rakin was a manager with Ernst & Young's entrepreneurial services group. Mr. Rakin holds a B.S. in business and a M.S. in finance from the University of Cape Town and a M.B.A. from Columbia University.

        Gerald F. Vovis, Ph.D.    Dr. Vovis was appointed as our Executive Vice President, in addition to our Chief Technology Officer, in April 2002. He has served as our Chief Technology Officer since October 2000. From October 2000 to April 2002, Dr. Vovis was our Senior Vice President and, from April 1999 to October 2000, was our Senior Vice President of Genomics. From 1980 to 1999, he was affiliated with Genome Therapeutics Corporation (now Oscient Pharmaceuticals Corporation), which was then a genomics company, most recently as Senior Vice President of Scientific Affairs. Dr. Vovis has twenty-three years of experience in the management of genetic research and in the development and management of collaborative research programs with pharmaceutical and biotechnology companies. Dr. Vovis holds a B.A. in chemistry from Knox College and a Ph.D. in biology from Case Western Reserve University.

        Carl W. Balezentis, Ph.D.    Dr. Balezentis was appointed as our Senior Vice President and President of Lark Technologies, Inc. (Lark) in connection with our acquisition of Lark in April 2004. From June 2001 to April 2004, he served as Chief Executive Officer of Lark. From 1997 to 2001, Dr. Balezentis served in various positions with Sigma-Aldrich Corporation, a multi-national company that develops, manufactures and distributes a broad range of biochemicals, organic chemicals, chromatography products and diagnostic reagents. He was the Vice President of Sales and Marketing for the Sigma-Genosys subsidiary, for which he was responsible for developing strategic marketing programs that helped stimulate revenue growth, and before that Dr. Balezentis was the Director of Business Development for the Sigma-Aldrich Life Sciences Division. Prior to that time, he held key management positions at Perceptive Scientific Instruments, Applied Biosystems Division of PerkinElmer and Promega Corporation. Dr. Balezentis holds a B.S. in biology from the University of Arizona and a Ph.D. in genetics from the University of Arizona.

        Richard S. Judson, Ph.D.    Dr. Judson was appointed as our Senior Vice President and Chief Scientific Officer in September 2003. He had served as our Senior Vice President of Medical Affairs and Informatics since August 2002. From April 2000 to August 2002, Dr. Judson was our Senior Vice President of Informatics and, from November 1999 to April 2000, was our Vice President of Informatics. He joined Genaissance in February 1999 as our Associate Director, Bioinformatics. From January 1997 to February 1999, Dr. Judson served as Group Leader in the Bioinformatics Department of CuraGen Corporation, a genomics company, where he was responsible for developing software for protein-protein interactions and DNA sequence analysis. From January 1990 to December 1996, he served as Senior Member of the Technology Staff at Sandia National Laboratories, leading modeling projects in several areas including computational drug design, protein modeling and sequence analysis. He holds a B.A. in chemistry and physics from Rice University and a M.A. and a Ph.D. in chemistry from Princeton University.

        Ben D. Kaplan.    Mr. Kaplan has served as our Senior Vice President and Chief Financial Officer since May 2003. From January 2003 to May 2003, Mr. Kaplan was Senior Vice President Finance and Administration and Chief Financial Officer of Ikonisys, Inc., an emerging diagnostic company. From November 2002 to January 2003, he was a consultant to Ikonisys, Inc. From November 2001 to November 2002, following the sale of Packard Bioscience Company to PerkinElmer, Inc., Mr. Kaplan was a consultant to PerkinElmer. From February 1997 to November 2001, he was Vice President and Chief Financial Officer at Packard Bioscience Company. At Packard, Mr. Kaplan was involved in all aspects of corporate transactions, including the $750 million sale of the company to PerkinElmer as well as nine acquisitions over a four-year period. In addition, he led the company's $100 million initial public offering in April 2000 and $300 million corporate recapitalization. Mr. Kaplan also had responsibility for treasury, risk management, accounting, information technology and other administrative departments. A certified public accountant, he was previously an audit partner in the Hartford and New Haven, Connecticut offices of Arthur Andersen LLP. Mr. Kaplan received a B.S. in business administration and a M.S. in public accounting from the University of Hartford.

ITEM 2. PROPERTIES

        Our executive offices and laboratories are located at Five Science Park, New Haven, Connecticut where we lease approximately 75,000 square feet of space under a lease expiring on September 30, 2006, which we may extend for two five-year periods. We lease approximately 37,000 square feet of laboratory and office space at 100 Perimeter Drive, Morrisville, North Carolina under a lease expiring in February 2015. We lease approximately 15,000 square feet of laboratory and office space at 9441 West Sam Houston Parkway South, Houston, TX, under a lease expiring in December 2009. We also lease approximately 10,000 square feet of laboratory and office space at Hope End, Takeley, England under a lease expiring in May 2014. We believe that our current facilities are suitable to meet the needs of our operations for the foreseeable future. For information concerning our obligations under all operating leases see Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

        We, from time to time, are subject to legal claims arising in connection with our business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2004, there were no asserted claims against us which, in the opinion of management, if adversely decided would have a material adverse effect on our financial position and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to stockholders for a vote during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently quoted on The NASDAQ National Market under the symbol "GNSC."

        Our common stock began trading on August 1, 2000. The following table reflects the range of high and low bid information per share of our common stock, as reported on The NASDAQ National Market for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$1.82	$0.80
Second Quarter	$2.18	$1.00
Third Quarter	$2.11	$1.09
Fourth Quarter	$3.35	$1.82
	High	Low
2004
First Quarter	$4.38	$2.80
Second Quarter	$4.46	$2.81
Third Quarter	$4.20	$2.52
Fourth Quarter	$3.18	$1.48

        As of March 2, 2005, there were approximately 291 holders of record of our common stock. As of March 2, 2005, the last reported sale price of our common stock on The NASDAQ National Market was $1.68 per share.

Dividend Policy

        We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for use in the development, operation and expansion of our business. Covenants in our term loan agreement with Comerica Bank, N.A. (Comerica) impose restrictions on our ability to pay cash dividends. In addition, we cannot pay dividends on our common stock without the prior consent of holders of 66 2/3% of the outstanding shares of our series A preferred stock. The holders of shares of our outstanding series A preferred stock would share pro rata in any dividends we pay on our common stock.

Recent Sales of Unregistered Securities

        On November 19, 2004, we sold an aggregate of 3,550,294 shares of our common stock in a private placement for an aggregate price of $6.0 million and net proceeds of approximately $5.4 million, net of issuance costs of approximately $580,000, to the following investors: Bristol Investment Fund, Ltd.; Orion Biomedical Fund, L.P.; Orion Biomedical Offshore Fund, L.P.; Portside Growth and Opportunity Fund; Capital Ventures International; Prescott Group Aggressive Small Cap Master Fund; TCMP(3) Partners; Catalytix, LDC; Catalytix, LDC Life Science Hedge; Merifin Capital N.V.; Sunrise Equity Partners, L.P.; MPB Limited Partnership; Victor Marshall; Richard L.E. Morgan; Amphion Capital Partners LLC 401K dated 11/1/03 FBO: Jonathan Gold TTEE; Emerald Investment Partners, L.P.; Robert Mosberg; and Iroquois Capital L.P. In addition, we issued the investors warrants, exercisable through November 18, 2009, to purchase an aggregate of 3,550,294 additional shares of common stock at an exercise price of $1.69 per share.

        We offered and sold these shares and warrants to these investors, who are "accredited investors," without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D thereunder and in reliance on similar exemptions under applicable state laws. We subsequently filed a registration statement with the Securities and Exchange Commission, or the SEC, to register the public resale of these shares, which the SEC declared effective on January 26, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. We acquired Lark Technologies, Inc and certain assets of DNA Sciences, Inc., in April 2004 and May 2003, respectively; both acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial data below includes the results of operations of Lark Technologies and DNA Sciences from the date of acquisition. The selected balance sheet data set forth below, as of December 31, 2004, 2003 and 2002 and the statements of operations data for the years ended December 31, 2004, 2003 and 2002, are derived from our financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. Financial statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP (Andersen). The historical results are not necessarily indicative of the results we expect for future periods. This data is in thousands, except per share data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data:
Revenues:
License and research	$11,304	$10,386	$8,111	$5,345	$753
Laboratory service	9,613	2,133	—	—	—

Total revenue	20,917	12,519	8,111	5,345	753

Operating expenses:
Cost of laboratory services	7,190	1,877	—	—	—
Research and development	19,831	20,054	23,940	46,333	27,374
Selling, general and administrative	13,291	8,706	8,799	11,933	12,399
Impairment of fixed assets	—	—	6,000	—	—
Other	—	368	—	54	530

Total operating expenses	40,312	31,005	38,739	58,320	40,303

Loss from operations	(19,395)	(18,486)	(30,628)	(52,975)	(39,550)
Other income	82	320	1,037	3,918	4,623
Interest expense	(680)	(872)	(3,467)	(2,599)	(1,839)
Write-down of investment in affiliate	(1,003)	—	—	—	—
Income tax benefit (expense)	84	580	(35)	4,074	—
Equity in loss of affiliate	(450)	(100)	—	—	—

Net loss	(21,362)	(18,558)	(33,093)	(47,582)	(36,766)
Warrant issuance expense	(833)	—	—	—	—
Preferred stock dividends and accretion	(490)	(74)	—	—	(6,327)
Beneficial conversion features	(46)	(2,204)	—	—	(50,180)

Net loss applicable to common stockholders	$(22,731)	$(20,836)	$(33,093)	$(47,582)	$(93,273)

Net loss per common share, basic and diluted	$(0.78)	$(0.91)	$(1.45)	$(2.09)	$(8.55)

Shares used in computing net loss per common share, basic and diluted	29,177	22,969	22,809	22,753	10,908

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$9,174	$16,804	$32,050	$59,673	$110,376
Total assets	50,038	35,589	52,029	92,277	143,892
Long-term liabilities	10,140	12,713	7,816	18,150	24,305
Redeemable convertible preferred stock and warrant	9,698	5,932	—	—	—
Accumulated deficit	(233,522)	(212,160)	(193,602)	(160,509)	(112,927)
Total stockholders' equity	19,102	8,397	25,855	58,979	105,675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. In addition to the historical information, the discussion in this Annual Report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward- looking statements due to the factors set forth under "Factors Affecting Future Operating Results" below and elsewhere in this Annual Report

Common Terms

        We use the following terms in this Management's Discussion and Analysis of Financial Condition and Results of Operations:

        HAP Technology—the key components of our HAP Technology are: a proprietary informatics system, which we call DecoGen, including unique algorithms for defining patient populations with different drug responses; a database, which we call the HAP Database, of highly informative, proprietary measures of genetic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes; a cost-effective, efficient process for determining genomic variation in clinical DNA samples, genotyping; and clinical genetics development skills.

        Cardiac Channelopathies program—this program was designed to develop a CLIA compliant, genetic test for detecting cardiac ion channel mutations. Cardiac channelopathies, including familial LQT and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to abnormal heart rhythm, or arrhythmia. Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. In May 2004, we launched our FAMILION Test, which is a CLIA compliant genetic test for cardiac channelopathies. We will also seek to discover genetic markers that are predictive of drug-induced QT prolongation and arrhythmias, and arrhythmias that occur in patients with other disorders such as congestive heart failure.

        CARING program (Clozapine and Agranulocytosis Relationships Investigated by Genetics (HAP Markers))—this program was designed to identify which of our HAP Markers define the patients who are most likely to develop agranulocytosis, a potentially life-threatening depletion of white blood cells, if treated with clozapine. In December 2004, we reported the discovery of genetic markers that we believe predict who is at risk of developing clozapine-induced agranulocytosis. We believe that the findings may apply to other drugs that also affect white blood cell counts.

        STRENGTH program (Statin Response Examined by Genetic HAP Markers)—this program was designed to apply our HAP Technology and our clinical genetics development skills to the statin class of drugs, which doctors use to treat patients with high cholesterol and lipid levels and who are, therefore, at risk for cardiovascular disease.

        Vilazodone program—this program is designed to obtain genetic markers to define patients who are most likely to respond to vilazodone, a small molecule compound we licensed from Merck, which is under development for the treatment of depression.

        Proprietary Programs—the five programs described above are referred to collectively as our proprietary programs.

        Molecular Biology Services—these DNA-based analytical services include GLP compliant DNA isolation and banking and research and GLP compliant sequencing, genotyping and related services.

Overview

        We develop innovative products based on our proprietary pharmacogenomic technology and have a revenue-generating business in DNA and pharmacogenomic products and services. We also market our proprietary FAMILION Test, a CLIA compliant genetic test for cardiac channelopathies, which is designed to detect mutations responsible for causing familial LQT and Brugada Syndromes, two causes of sudden cardiac death. Our product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population. This strategy is designed to enable us to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization.

        As of December 31, 2004, we had a total of 7,743 genes in our database, with 127 of these genes having been added during the year ended December 31, 2004, and 1,428 genes having been added during the year ended December 31, 2003. There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period. This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene. In addition, after a gene is sequenced, it must be analyzed and go through an internal quality assurance check before it is added to the database. This process may cause a gene sequenced in one period to be added to the database in a different period. Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and/or do further quality assurance analysis.

        Since our inception, we have incurred significant operating losses, and, as of December 31, 2004, we had an accumulated deficit of approximately $233.5 million. The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations. As part of our HAP Technology program, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes, but we do so only when information that we need is not then currently available in our HAP Database. We expect to dedicate a significant portion of our resources for the foreseeable future to continue the development of our proprietary programs and service our proprietary programs and molecular biology services customers. To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen Idec, Inc., Gene Logic, Inc., J&J PRD, Millennium Pharmaceuticals, Inc. (Millennium), Pfizer and Wayne State University and from the molecular biology services that we offer.

        We are completing a strategic review of our operations, including reducing our operating costs. Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements. There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern and our ability to meet our obligations under certain of our material agreements, including the Merck agreement.

Financing Activities

        On November 19, 2004, we sold an aggregate of 3,550,294 million shares of our common stock in a private placement for an aggregate price of $6.0 million and net proceeds of approximately $5.4 million, net of issuance costs of approximately $580,000, to certain accredited investors. In addition, we issued the investors warrants, exercisable through November 18, 2009, to purchase an aggregate of 3,550,294 million additional shares of common stock at an exercise price of $1.69 per share.

Acquisitions

  Lark Technologies, Inc.

        We acquired Lark in a stock-for-stock merger that closed on April 1, 2004. In the merger and under the terms of the merger agreement, each Lark stockholder received 1.81 shares of our common stock for each share of Lark common stock held. Immediately following the closing, the former Lark stockholders held approximately 19.2% of our total outstanding shares, assuming the conversion of our preferred stock and the exercise and conversion of our preferred stock warrant then outstanding.

        Lark provides contract, GLP compliant and research sequencing and associated molecular services to the pharmaceutical, biotechnology and agricultural industries through its GLP compliant facility in Houston, Texas and its research facility in Takeley, U.K.

        We recorded the transaction as a purchase transaction for accounting purposes and allocated the purchase price of approximately $24.5 million to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog—one year; customer relationships—15 years; and GLP certification and trade name—indefinite. The resulting goodwill was approximately $10.8 million. We expect to incur charges for amortization of intangibles of approximately $170,000 per quarter in the first 12 months post-closing and approximately $480,000 per year thereafter.

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

  DNA Sciences, Inc.

        On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for approximately $1.8 million, inclusive of related fees and expenses. Included in the fees and expenses was $74,700 which represents the fair value of warrants exercisable for up to an aggregate of 75,000 shares of our common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as $35,000 which represents the fair value of 25,000 shares of our common stock we issued to a licensor in connection with a license modification. The primary assets acquired consisted of a GLP compliant DNA isolation and banking and a GLP compliant and CLIA licensed genotyping services business and licenses and patent estates surrounding LQT Syndrome and a TPMT test as well as certain trade accounts receivable and fixed assets. Subsequent to the closing, we entered into an amendment to an existing license agreement with Prometheus Laboratories, Inc., under which we provided certain additional rights to the TPMT test for a $675,000 cash payment, which is included in License and Service Revenue in the accompanying 2003 statement of operations. By combining DNA Sciences' offerings of GLP compliant DNA banking and GLP compliant genotyping services with our HAP Technology and high-throughput research genotyping capabilities as well as the services from Lark, we now provide a broader range of offerings for the application of pharmacogenomics to the clinical development and marketing of drugs.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make judgments, assumptions and estimates that affect our reported assets and liabilities, revenue and expenses, and other information reported in our financial statements and accompanying footnotes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from estimates, sometimes materially. We regard an accounting estimate or assumption underlying our financial statements as a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on financial condition or operating performance is material.

        Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, fit the definition of "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to:

  •
  revenue recognition;

  •
  valuation of long-lived assets;

  •
  research and development expenses; and

  •
  goodwill and identifiable intangible assets

described below fit the definition of "critical accounting estimates."

        Revenue recognition.    We earn our revenues primarily through the licensing of our HAP Technology and by providing molecular biology services. We have also entered into agreements, under which we may receive future milestone and royalty payments. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements), and Emerging Issues Task Force Issue 00-21, Arrangements with Multiple Deliverables (EITF 00-21). In accordance with SAB 104 and EITF 00-21, we recognize annual license and subscription fees over the term of the agreement and service fees as the services are performed. For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer. Future milestone and royalty payments, if any, will be recognized when received provided that the milestone is substantive and a culmination of the earnings process has occurred. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition. The timing of revenue recognition is dependent on when contracts are signed and data is delivered and can fluctuate significantly between periods.

        Valuation of long-lived assets.    We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors which could trigger an impairment review include:

  •
  a significant adverse change in the extent or manner in which a long-lived asset is being used;

  •
  a significant adverse change in the business climate that could affect the value of a long-lived asset; and

  •
  a significant decrease in the market value of assets.

        If we determine that the carrying value of the long-lived assets may not be fully recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows we expect to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, we compare the carrying value of the applicable asset group to its fair value. We determine the fair value of the asset group by discounting expected future cash flow using a discount rate that we determined to be commensurate with the risk inherent in our current business. If the fair value is less than the carrying value, such amount is recognized as an impairment charge. If an impairment charge is required in future periods, it could result in a material, non-cash charge in our statement of operations.

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

        Goodwill and identifiable intangible assets.    We record business combinations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting subsequent to initial recognition. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets are subject to annual impairment tests and will also be tested for impairment between annual tests, if changes in circumstances indicate that the carrying amount may be impaired. This testing compares carrying values to fair values and, if the carrying value of these assets is less than the fair value, an impairment loss is recognized for the amount of the difference. Our evaluation of fair value is based on various analyses including undiscounted cash flow projections.

Results of Operations

  Years Ended December 31, 2004 and 2003

        License and research revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and related molecular biology services. License and research revenue increased to approximately $11.3 million in 2004 from approximately $10.4 million in 2003. The increase was primarily due to an approximate $1.1 million increase in revenue from research genotyping, mainly due to our project with Wayne State University. In addition, we had an increase of approximately $975,000 in revenue recognized from our collaboration with Sciona Limited (Sciona), mainly due to the expiration of the early termination provision in the agreement, which allowed us to recognize approximately $578,000 of revenue previously deferred. During 2004, we also recognized approximately $224,000 in revenue from our FAMILION test, which we launched in May 2004. The increase was partially offset by a $1.1 million decrease in revenue from licensing our HAP Technology, mainly due to a $2.3 million decrease in revenue from our J&J PRD collaboration, which expired in the first quarter of 2004 and a decrease of approximately $380,000 in royalties, mainly due to a one-time license fee of $675,000 received from Prometheus Laboratories, Inc. for expanded rights to the TPMT test in 2003.

        Laboratory services revenue consists of revenue recognized from services provided by our GLP compliant DNA banking and genotyping facility in Morrisville, North Carolina, which we acquired in May 2003, and GLP compliant sequencing and related molecular biology services provided by Lark, which we acquired in April 2004. Laboratory services revenue increased to approximately $9.6 million in 2004 from approximately $2.1 million in 2003. The increase in laboratory services revenue is attributable to the inclusion of approximately $6.7 million of revenue from Lark since the date of acquisition. In addition, revenue from our GLP compliant DNA banking and genotyping facility is included for a full year in 2004 as opposed to 2003, which only included revenue earned from the date of acquisition on May 15, 2003.

        Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred in providing the laboratory services. The cost of laboratory services increased to approximately $7.2 million in 2004 compared to approximately $1.9 million in 2003. The increase is due to the inclusion of approximately $3.9 million of expenses incurred by Lark since the date of acquisition and an increase of approximately $1.4 million in expenses incurred by our GLP compliant DNA banking and genotyping facility in North Carolina. The expenses for 2003 included only those expenses incurred since we acquired the facility from DNA Sciences on May 15, 2003. We expect the cost of laboratory services to decrease as a percentage of revenues as our revenues increase because a substantial portion of these costs are fixed costs for operating these facilities.

        Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and research genotyping, technology license fees and facility-related costs. We expense our research and development costs as incurred. Research and development costs decreased to approximately $19.8 million in 2004 from approximately $20.1 million in 2003. A substantial portion of our research and development expenditures are incurred in developing and conducting our proprietary programs. The following is a breakdown of research and development expenses (in thousands):

	Year ended December 31, 2004	Year ended December 31, 2003
Payroll and benefits	$7,730	$8,100
Depreciation and amortization	3,330	6,190
Material and reagent costs	3,440	2,460
Technology license fees	1,780	500
Repairs and maintenance	620	650
Stock based compensation	230	160
Other	2,701	1,994

Total	$19,831	$20,054

        The decrease in research and development expenses in 2004 was primarily attributable to a decrease of approximately $2.9 million in depreciation and amortization and a decrease of approximately $370,000 in payroll and benefits, which were partially offset by an increase of approximately $1.3 million in technology license fees and an increase of approximately $980,000 in material and reagent costs. The decrease in depreciation and amortization was primarily due to the fact that the majority of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004. The decrease in payroll and benefits was primarily due to the resignation of our prior Chief Scientific Officer during the quarter ended September 30, 2003, who received one year of salary as severance in accordance with his employment agreement. The increase in license fees was primarily due to approximately $1.2 million of non-cash charges incurred in connection with our issuance of common stock as license payments under a license agreement entered into with Merck for in-licensing of vilazodone, a drug candidate in clinical development. The increase in material and reagent costs was due to an increase in research services provided by our research facility and increases in internal research activities related to our FAMILION Test. In November 2004, we reduced our work force by approximately 10% to better align our operating structure with our current and projected revenues and reduced expenses in certain other areas. The majority of the workforce reductions occurred in research and development. In the fourth quarter of 2004, we took a charge of approximately $400,000 primarily relating to severance obligations in connection with this workforce reduction. The development of our proprietary programs will require us to continue to devote substantial resources to research and development expenses in the near future. We currently do not have sufficient resources to continue the development of all of our proprietary programs. Further development of these programs will depend upon our ability to secure sufficient funds in a financing transaction. See "Factors Affecting Future Operating Results" for further discussion.

        Selling, general and administrative expenses consist primarily of payroll and benefits for executive, business development, finance and other administrative personnel, as well as facility-related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters. Selling, general and administrative expenses increased to approximately $13.3 million in 2004 from approximately $8.7 million in 2003. The increase was primarily due to an increase of approximately $2.4 million due to the inclusion of Lark since its acquisition date in April 2004. Amortization of the intangible assets recognized from the Lark purchase accounted for an additional $510,000 in expense in 2004. Professional fees increased by approximately $1.6 million in 2004, primarily due to an increase in professional and consulting fees incurred in connection with the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and fees incurred in connection with the in-licensing of vilazodone. In addition, a sales and use tax refund of $288,000 was recorded in 2003.

        Other income decreased to approximately $82,000 in 2004 from $320,000 in 2003. The decrease was primarily due to a decrease in interest income as a result of lower cash, cash equivalents and short-term investment balances in 2004.

        Interest expense decreased to approximately $680,000 in 2004 from approximately $872,000 in 2003. The decrease was primarily due to lower debt balances in 2004.

        Write-down of investment in affiliate of approximately $1.0 million in 2004 represents a charge to write down our equity interest in Sciona to its estimated current fair value. In November 2003, we granted Sciona a license to our HAP Technology in exchange for an equity interest in Sciona, which we recorded at its then estimated fair value. In connection with an equity transaction Sciona closed in the third quarter of 2004, we wrote down the investment to its current estimated fair value.

        Income tax benefit decreased to approximately $84,000 in 2004 from a benefit of approximately $580,000 in 2003. The benefit represents a net tax benefit from the State of Connecticut (the State) as a result of legislation, which allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year. However, during 2003, the State passed legislation to reinstate the program for the 2002, 2003 and 2004 tax years. This benefit was offset by estimated foreign and state taxes of approximately $132,000 recorded in 2004.

        Equity in loss of affiliate represents our percentage interest in the losses of Sciona. The loss was $450,000 in 2004 compared to $100,000 in 2003, due to the fact that we did not enter into an agreement with Sciona until the fourth quarter of 2003. In November 2003, we granted Sciona a license to our HAP Technology in exchange for a 37% equity interest. In September 2004, Sciona closed on additional equity financing which diluted our holdings to 13%. As a result, we changed our method of accounting for the investment from the equity method to the cost method, and we will no longer record our percentage interest in the results of operations of Sciona.

        In 2004, we recognized a charge of $833,000 representing the Black-Scholes value of a common stock warrant issued in connection with the exercise of the warrant to purchase shares of series A preferred stock.

  Years Ended December 31, 2003 and 2002

        License and research revenue increased to approximately $10.4 million in 2003 from approximately $8.1 million in 2002. The increase in revenue was attributable to the $675,000 license fee received from Prometheus for its expanded rights to the TPMT test under the amended license agreement. The increase was also due to increased commercialization of our HAP Technology, including agreements entered into with Millennium during 2003 and Pfizer during 2002. Revenue from J&J PRD, Millennium and Pfizer accounted for 63% of our total revenue for 2003. Revenue from Gene Logic, Inc., J&J PRD and Pfizer accounted for 82% of our total revenue in 2002. The contract with J&J PRD, which accounted for 23% of our revenue in 2003, expired in January 2004.

        Laboratory services revenue in 2003 represents revenue of approximately $2.1 million from our GLP compliant DNA banking and genotyping facility, which we acquired in May 2003.

        The cost of laboratory services was approximately $1.9 million for 2003 or 88% of the revenue recognized by the GLP facility.

        Research and development costs decreased to approximately $20.1 million in 2003 from approximately $23.9 million in 2002. Except for clinical trial expenses, substantially all of our research and development expenditures were incurred in processing and analyzing gene information added to our HAPDatabase. The following is a breakdown of research and development expenses (in thousands):

	Year ended December 31, 2003	Year ended December 31, 2002
Payroll and benefits	$8,100	$8,030
Depreciation and amortization	6,190	7,390
Material and reagent costs	2,460	1,790
Technology license fees	500	3,520
Repairs and maintenance	650	1,040
Stock based compensation	160	100
Clinical trial expenses	—	(720)
Other	1,994	2,790

Total	$20,054	$23,940

        The decrease in research and development expenses in 2003 was primarily attributable to a decrease of approximately $3.0 million in technology license fees and a decrease of approximately

$1.2 million in depreciation and amortization, which were partially offset by an increase of approximately $670,000 in material and reagent costs associated with the discovery of new HAP Markers. In addition, in 2002, we recognized a net credit of $720,000 for clinical trial expense based on revised information received from a clinical research organization for work performed in 2001. The decrease in technology license fees was due to the expiration of a license agreement in December 2002. The decrease in depreciation and amortization was primarily due to the asset impairment charge of $6.0 million recorded in the quarter ended June 30, 2002 as a result of the removal of the majority of our DNA analyzers from production. The increase in material and reagent costs was primarily due to an increase in production, particularly in our genotyping laboratory.

        Selling, general and administrative expenses decreased to approximately $8.7 million in 2003 from approximately $8.8 million in 2002. The decrease in selling, general and administrative expenses in 2003 was due to a general reduction in expenses as part of our cost reduction program initiated during 2002.

        Other expense for 2003 represents a loss on leased equipment of approximately $368,000, as a result of our disposition of assets upon an early termination of capital lease agreements.

        Interest expense decreased to approximately $872,000 in 2003 from approximately $3.5 million in 2002. The decrease was primarily due to recording additional interest expense during 2002, in connection with certain events of default under our capital lease agreements with General Electric Capital Corporation (GE) and Finova Capital Credit Corporation (Finova). During 2002, we received notices from GE and Finova claiming that an event of default had occurred under our lease agreements. Because of the alleged default, GE and Finova each declared that all principal and future interest obligations were immediately due and payable. In March 2003, we settled the default claim with GE. As a result of Finova's outstanding default claim, we recorded an additional interest charge of approximately $1.8 million, which represented the future interest due under the Finova lease agreements in 2002. During 2003, we terminated our agreements with both GE and Finova and paid all outstanding amounts due under the lease agreements.

        Other income decreased to approximately $320,000 in 2003 from approximately $1.0 million in 2002. The decrease was the result of higher cash, cash equivalents and short-term investment balances in 2002 and lower interest rates on investments during 2003.

        Income tax benefit (expense) increased to a benefit of approximately $580,000 in 2003 from an expense of approximately $35,000 in 2002. The benefit represents a net tax benefit from the State as a result of legislation, which allows companies to receive cash refunds from the State at a rate of 65% of their research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year. However, during 2003, the State passed legislation to reinstate the program for the 2002 through 2004 tax years and, therefore, we recorded a benefit for the 2002 and 2003 tax years during 2003.

        Equity in loss of affiliate of $100,000 in 2003 represents our percentage interest in the unaudited losses of Sciona based on our 37% equity interest, at that time, in Sciona. The loss recognized relates only to the portion of the year, in which we had an equity interest in Sciona.

        During the fourth quarter of 2003, we issued shares of series A redeemable convertible preferred stock and immediately recognized a charge of approximately $2.2 million associated with the beneficial conversion feature embedded in the preferred stock. In addition, we granted a warrant to purchase additional shares of series A preferred stock and will recognize a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant over the life of the warrant.

Liquidity and Capital Resources

        Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, business development expenses, debt service, research and development expenses, general corporate expenses and acquisitions.

        We have financed our operations primarily through the private and public sale of common and preferred stock, government research grants, payments under licensing agreements, loans and capital leases. From inception through December 31, 2004, we have received aggregate gross proceeds of approximately $179.9 million from the issuance of common and preferred stock. In addition, through December 31, 2004, we have received approximately $4.5 million of government grant funding and approximately $46.1 million from license and service fees, royalties and research contracts. We also have received approximately $26.2 million from capital lease financing arrangements and approximately $13.2 million from other loans. Through December 31, 2004, we have acquired approximately $45.1 million of property and equipment. These assets were largely financed through capital lease financing arrangements and other loans.

        We entered into a $5.0 million loan and security agreement with Comerica in September 2003. The agreement requires equal monthly payments of principal over a 36-month period and bears interest at prime (5.25% as of December 31, 2004) plus 2.5%. Borrowings under the agreement are collateralized by certain of our assets. Under the terms of the agreement, we are required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined. Non-compliance with these conditions constitutes an event of default, and the failure to remedy the non-compliance may result in the borrowing becoming immediately due and payable or require us to maintain restricted cash in an amount equal to 105% of the outstanding debt balance. In addition, the agreement includes a material adverse change clause, which provides that all amounts become due upon such a change. We were not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004, and we received a waiver of such non-compliance. In addition, we were not in compliance with the quick ratio requirement and received a waiver through November 30, 2004. At December 31, 2004, management believes that we were in compliance with all of the financial covenants. However, based on our current financial resources, we do not anticipate to be in compliance with the Comerica financial covenants through December 31, 2005.

        We have also entered into financing agreements with Connecticut Innovations, Inc. (CII). Management believes that we are in compliance with all covenants under the CII agreements and the agreements do not contain any cross default provisions. Due to the uncertainty surrounding future debt covenant compliance, we have classified the Comerica Bank debt as current in the accompanying consolidated balance sheet. We have included approximately $1.25 million of debt that, under the terms of the agreement, is not due within the next twelve months.

        We operate in an environment of rapid change in technology and have substantial competition from companies developing genomic related technologies and offering molecular biology services. In addition to the normal risks associated with a business venture, there can be no assurance that our technologies and our molecular biology services offerings will be successfully used, that we will obtain adequate patent protection for our technologies, and that any of our products will be commercially viable. We have incurred substantial losses to date, have an accumulated deficit of approximately $233.5 million as of December 31, 2004 and expect to incur substantial expenditures in the foreseeable future to fund our research, development and commercialization of our products and to maintain our molecular biology services.

        We believe that our current cash and cash equivalents balance and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005, other than with respect to vilazodone. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, reduce research and development expenses and control selling, general and administrative costs. If we are unable to achieve revenue and cost targets within a reasonable range of our operating plan, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs. Furthermore, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements. There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements. On November 9, 2004, as part of our strategy to decrease our operating expenses, we reduced our workforce by approximately 10%. The majority of the workforce reductions occurred in research and development. We incurred a charge of approximately $400,000 in the fourth quarter of 2004, primarily for severance obligations.

2004 Financing Activities

        On November 19, 2004, we closed a private placement with certain institutional and other accredited investors for 3,550,294 shares of our common stock together with warrants to purchase an additional 3,550,294 shares of our common stock at $1.69 per share. We received proceeds of approximately $5.4 million net of issuance costs of approximately $580,000.

Cash and Cash Equivalents

        At December 31, 2004, cash, cash equivalents and short-term investments totaled approximately $9.2 million compared to approximately $16.8 million at December 31, 2003. Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

Cash Flows

        Cash used in operations was approximately $13.5 million in 2004 compared with approximately $13.5 million in 2003. The cash used in operations for the year ended December 31, 2004 resulted primarily from a net loss of approximately $21.4 million and an approximate $1.5 million decrease in deferred revenue, partially offset by approximately $8.6 million of non-cash charges for depreciation and amortization expense, non-cash research and development expense, stock based compensation and the write down of investment and loss in the equity of an affiliate. The cash used in operations for the year ended December 31, 2003 resulted primarily from a net loss of approximately $18.6 million and an approximate $2.8 million increase in accounts receivable and other current assets, partially offset by approximately $7.9 million of non-cash charges for depreciation and amortization expense, loss on leased equipment, stock based compensation and the loss in the equity of an affiliate.

        Cash provided by investing activities was approximately $6.6 million in 2004 compared with approximately $5.8 million in 2003. During 2004, we used approximately $2.1 million for the purchase of property and equipment and received net proceeds of approximately $8.8 million from the sale and maturity of investments in marketable securities. During 2003, we used approximately $1.7 million of cash to purchase certain of the assets of DNA Sciences, Inc. In addition, during 2003, we used approximately $1.2 million for the purchase of property and equipment, received net proceeds of approximately $6.7 million from the sale and maturity of investments in marketable securities and had the restriction removed on approximately $2.1 million of cash, which was provided as collateral in connection with a certain capital lease agreement we terminated in 2003.

        Cash provided by financing activities was approximately $8.0 million in 2004 compared with cash used in financing activities of approximately $869,000 in 2003. During 2004, we received cash of approximately $10.6 million from the sale of common stock and the exercise of a series A preferred stock warrant and used cash of approximately $2.6 million for the repayment of long-term debt. During

2003, we received cash of approximately $5.9 million from the issuance of series A preferred stock and $5.0 million from long-term debt. In addition, we terminated all of our capital lease agreements, which resulted in the repayment of approximately $11.2 million in lease obligations.

Contractual Obligations

        Our contractual cash obligations, as of December 31, 2004, are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fiscal 2005	Fiscal Years 2006 and 2007	Fiscal Years 2008 and 2009	Fiscal Year 2010 and later
Long-Term Debt, including interest	$8,547	$4,101	$1,437	$1,552	$1,457
Operating Leases	13,588	1,506	3,502	3,467	5,113
Purchase Obligations	1,610	707	643	260	—
Minimum License Obligations	1,357	108	215	215	819

Total Contractual Cash Obligations	$25,102	$6,422	$5,797	$5,494	$7,389

        Long-term debt consists primarily of three financing agreements with CII and an agreement with Comerica. The funds received from CII were used to finance certain leasehold improvements and other costs associated with our New Haven facility expansion. Each CII agreement provides for monthly payments of principal and interest, based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011. Borrowings under the agreements bear interest at 6.5% and are secured by the related leasehold improvements. The funds received from Comerica were used to refinance certain of the amounts due under several capital lease agreements. The agreement requires ratable repayment of principal over a 36-month period and bears interest at the prime rate plus 2.5%. Borrowings under the agreement are secured by certain of our assets.

        We lease our operating facilities located in New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England. The Connecticut lease agreements require annual lease payments of approximately $1.1 million per year over the original term, which expires in 2006. We have two five-year renewal options to extend the lease agreements beyond the initial term, and we have assumed that one five-year renewal option will be exercised, which is reflected in the table above. In April 2004, we signed a new 10-year and four month lease agreement for our North Carolina facility. We moved to the new facility in North Carolina, which triggered the lease commencement, in November 2004. No payments are due during the first year of the lease. Beginning in the second year of the lease agreement, the annual lease payment will be approximately $427,000, increasing to approximately $517,000 in the final year of the lease. In the second quarter of 2004, we signed a 10-year lease agreement for our facility in Takeley, England, which requires annual lease payments of approximately $115,000 for the first five years with an annual review of rent thereafter. For purposes of the above table we have assumed a constant rent of $115,000 for the 10-year period. In addition, we lease space in Houston, Texas under a lease agreement that expires in December 2009, which requires annual lease payments of approximately $134,000. We are recording the expense associated with the leases on a straight-line basis over the expected term of the leases. In addition to the operating lease agreements for our current facilities, we also have operating leases for certain office equipment.

        We periodically enter into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require us, among other items, to demonstrate the ability to fund certain research and development and commercialization activities, pay future royalty payments and pay certain milestone payments, based on product sales or sublicense income generated from applicable technologies, if any. The timing of such events and the amount of such payments will depend upon successful commercialization of applicable technologies, if any.

        Under the terms of the license, development and cooperation agreement we signed with Merck in September 2004, we agreed to make milestone payments in shares of our common stock upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of the compound known as vilazodone. Under the terms of the agreement, Merck KGaA is entitled to receive up to EUR 36 million worth of our common stock for the initial license fee and milestone payments up to the first commercial sale, based on a trailing average of the closing price of the stock prior to the relevant payment dates. To date we have issued 369,280 shares in payment of the EUR 1 million initial license fee. In addition, we are required to demonstrate that by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone. If we are unable to meet this requirement, Merck can terminate the agreement and reacquire the compound at no charge. In addition, if Merck and its affiliates' aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, or if the average closing price of the common stock at the time of the respective payment date is below $2.25 per share, we will pay milestone payments to Merck in cash. Due to the uncertainties surrounding the timing of payments under this contract, the contractual obligations table above does not include any future payments that may be made to Merck.

Short-Term Funding Requirements

        We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt service obligations and capital expenditures for at least the next 12 months based upon our current activities. We are reviewing various alternatives to fund the development of vilazodone without utilizing our current resources.

        We expect to continue to finance our operations from cash we received in October 2003 and June 2004 from the sale of our series A preferred stock and the related exercise of a warrant to purchase shares of our series A preferred stock, cash we received in November 2004 from our private placement of common stock and future revenue from our proprietary programs and molecular biology services customers. Factors affecting our funding requirements are described below. In particular, if we are unsuccessful in marketing our proprietary programs and growing our molecular biology services revenue, we may not generate sufficient revenue to sustain our operations at planned levels. We expect to expend substantial funds to conduct research and development activities and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements. Capital expenditures are not currently expected to exceed $1.0 million for fiscal 2005 and 2006.

Long-Term Funding Requirements

        In addition to our short term funding requirements, for periods beyond 12 months, even if we market our proprietary programs and grow our molecular biology services revenue significantly, we may need to seek additional funding through public or private equity financings, debt financings or commercial customers. We cannot assure you that we will be able to obtain additional financing or new customers for our molecular biology services and our proprietary programs, or generate the increased revenue to support our operations. If we do not receive additional financing, or additional income, or if we do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan and will be unable to continue as a going concern.

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

  •
  our ability to commercialize successfully molecular tests;

  •
  how we finance any clinical trials for our in-licensed compound, if at all;

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

Collaborative Research Agreements

        In September 2004, we entered into a license, development and cooperation agreement with Merck pursuant to which we acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound. We believe that previous preclinical and clinical studies of vilazodone provide a basis for further development of the product for use in the treatment of depressive illness. In light of published studies suggesting an association between antidepressant response and genetics, we intend to evaluate vilazodone in a Phase II clinical trial, which included a pharmacogenomic characterization of patients suffering from depression. We believe that genetic markers predictive of drug response can be discovered, which could lead to novel therapies targeting a population of patients suffering from depression, who will respond to the drug. We currently do not have sufficient resources to commence this Phase II clinical trial. We will need to secure additional sources of financing to meet our requirements under the Merck agreement and we are considering our options in this regard.

        In consideration for the rights relating to vilazodone, we agreed to pay Merck an initial license fee and milestone payments upon the achievement of specified development, regulatory and sales milestones. Under the terms of the agreement, we paid the initial license fee through the issuance of 369,280 shares of our common stock. The full value of the shares issued is included in research and development expenses in the statements of operations for 2004. Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party.

Income Taxes

        We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. On December 31, 2004, we had available unused net operating loss carryforwards of approximately $153.8 million and approximately $140.5 million, which may be available to offset future federal and state taxable income, respectively. Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2005, respectively, may be subject to limitations. The future utilization of these carryforwards may be limited due to changes within our current and future ownership structure. We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by SFAS No. 109, Accounting for Income Taxes.

Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123(R) as of the first interim reporting period starting after June 15, 2005. We routinely use share-based payment arrangements as compensation for our employees. We are in the process of evaluating the impact the adoption of SFAS No. 123(R) but believe it will have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

        In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determing Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of ongoing involvement between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not anticipate a material impact on our consolidated financial statements from the adoption of this consensus.

        In April 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 did not have an effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

        During the years ended December 31, 2004 and 2003, we have not engaged in off-balance sheet activities, including the use of structured finance or specific purpose entities.

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

        We believe that our current cash and cash equivalents balance and the funds generated from operations, will be sufficient to cover our anticipated cash needs through fiscal 2005, other than with respect to vilazodone. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, reduce research and development expenses and control selling, general and administrative costs. If we are unable to achieve revenue and cost targets within a reasonable range of our operating plan, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs. Further, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements. There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our borrowing arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern, and our ability to meet our obligations under certain of our material agreements, including the Merck agreement.

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

  •
  our ability to commercialize successfully molecular tests;

  •
  how we finance any clinical trials for our in-licensed compound, if any;

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

We may default under our loan agreement with Comerica.

        Our loan and security agreement with Comerica, under which we borrowed approximately $2.8 million as of December 31, 2004, is a significant source of liquidity for us. The terms of the agreement include certain affirmative and negative covenants, including requirements to maintain a minimum cash balance and a minimum quick ratio, as defined. In addition, the agreement also includes a material adverse change clause. We were not in compliance with the minimum cash requirement and the quick ratio requirement at various times during the third quarter of 2004 and in October 2004. We received waivers of such non-compliance from Comerica.

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

  •
  make any payments and take any actions as Comerica considers necessary or reasonable to protect its security interest in its collateral, which consists of certain of our assets; and

  •
  set off against our obligations any (i) of our balances and deposits held by Comerica or (ii) indebtedness at any time owing to or for the credit or our account held by Comerica.

        We are uncertain that we will be able to comply with our covenants under the Comerica agreement in the future. We are also uncertain whether we would be able to cure or obtain a waiver from Comerica for any future non-compliance. Any default under our agreement with Comerica would have a material adverse effect on our business operations, liquidity, cash flows and our ability to continue as a going concern.

We are an early stage company with a history of losses and we expect to incur net losses for the foreseeable future such that we may never be profitable.

        We have incurred substantial operating losses in every year since our inception. As of December 31, 2004, we had generated only minimal revenues from our proprietary programs and our molecular biology services. From inception through December 31, 2004, we had an accumulated deficit of approximately $233.5 million. Our losses to date have resulted principally from costs we incurred in the development of and in conducting our proprietary programs and from general and administrative costs associated with operations.

        We expect to devote substantially all of our resources for the foreseeable future to service our molecular biology services and proprietary programs customers and continue the development of our proprietary programs. We will need to generate significantly higher revenues and attract external capital in the form of debt or equity financing, or a third party collaboration, to fund our spending. Pharmaceutical and biotechnology companies are only beginning to use services such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology or our molecular biology services. We cannot be certain whether we will be able to attract external capital in the form of debt or equity financing, or a third party collaboration, because of significant uncertainties with respect to our ability to generate revenues from the sale of products and covenants with existing shareholders. As a result, even if we obtain additional financing, we expect to incur additional losses this year and in future years, and we may never achieve profitability.

Additional financing may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our ability to fund operations, repay debt and develop vilazodone and thereby, negatively impact our value.

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

        We may be forced to seek funds through arrangements with collaborators or others that require us to relinquish rights to certain of our technologies or therapeutic products, which we would otherwise pursue on our own, or grant licenses on terms that may not be favorable to us. For example, in September 2004, we entered into a license, development and cooperation agreement with Merck KGaA, pursuant to which we acquired an exclusive world license to develop and commercialize vilazodone, a small molecule compound. We agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone. Under the agreement, we are required to demonstrate that by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone. If we are unable to meet this requirement, Merck can terminate the agreement and reacquire the compound. In addition, if the average closing price of our common stock at the time of the respective milestone payment is below $2.25 per share, we will be required to make the milestone payments to Merck in cash rather than in shares of our common stock. If Merck and its affiliates' aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, we would also be required to make payments in cash rather than in shares of our common stock. We will need to seek alternate means to finance the development of vilazodone or raise additional capital to do so. We do not currently have sufficient resources to meet our obligations with respect to vilazodone.

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

  •
  we breach any covenant or fail to perform any of our obligations under the series A purchase agreement or the registration rights agreement, each entered into in connection with the sale of our series A preferred stock, that has a material adverse effect on the holders of our series A preferred stock;

  •
  an involuntary case is commenced against us under any bankruptcy, insolvency or other similar law or we commence a voluntary case under any bankruptcy, insolvency or other similar law or consent to any receivership, liquidation or assignment for the benefit of creditors;

  •
  we default under any agreement entered into on or after October 7, 2003, under which we have incurred indebtedness for borrowed money in excess of $500,000; and

  •
  we, prior to October 29, 2008, liquidate, dissolve or windup, transfer all or substantially all of our assets or are party to a merger or other change in control transaction, in which our stockholders do not own a majority of our outstanding voting securities after such transaction.

        If we are required to redeem our series A preferred stock due to any of the foregoing events, we are required to pay each holder of our series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date. As of December 31, 2004, the aggregate redemption price we would be required to pay is approximately $11.2 million. As of December 31, 2004, we had aggregate cash and cash equivalents of approximately $9.2 million.

        In addition, the holders of at least 66 2/3% of the outstanding shares of our series A preferred stock may elect to require us to redeem all outstanding shares of our series A preferred stock for the original purchase price, plus all accrued but unpaid dividends as of the redemption date, on either October 29, 2006, October 29, 2007 or October 29, 2008.

        A redemption of the series A preferred stock would deplete the cash we have available to fund operations, research and product development, capital expenditures and other general corporate purposes. In addition, we have incurred net losses in the past and expect to incur losses in the future, which may impair our ability to generate the cash required to meet our obligations under our series A preferred stock and our loan agreement with Comerica. If we cannot generate sufficient cash to meet these obligations, we will be required to incur additional indebtedness or raise additional capital, which would negatively impact our stockholders.

The purchaser of our series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

        As of December 31, 2004, the holder of our series A preferred stock, together with its affiliates, held or had the right to acquire and/or vote 14.30% of our outstanding common stock assuming the conversion of series A preferred stock to common stock and the exercise of a common stock purchase warrant, including shares of our common stock which the holder previously purchased in the open market. The series A holder has agreed not to convert its series A if such conversion would cause the holder to beneficially own in excess of 9.99% of our common stock. Nevertheless, this stockholder has significant influence over our ability to offer securities for sale at a purchase price of less than $2.25 per share, incur additional indebtedness and any change in control of the Company that may be favored by other stockholders and could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders. Consequently, this stockholder may approve a transaction that, in its judgment, enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions, including with respect to financings.

        Our amended and restated certificate of incorporation, which we refer to as our charter, and the series A purchase agreement, govern the terms of our series A preferred stock and impose significant restrictions on our business. These restrictions may limit our ability to obtain additional financing, operate our business and to take advantage of potential business opportunities as they arise. Without the consent of the holders of at least 66 2/3% of the outstanding shares of our series A preferred stock, we cannot:

  •
  alter or change the rights, preferences or privileges of our series A preferred stock, including any increase in the number of authorized shares of our series A preferred stock;

  •
  issue shares of our common stock, or securities convertible into share of our common stock, with a purchase price of less than $2.25 per share, other than in limited circumstances;

  •
  incur more than $9,000,000 of indebtedness at any time;

  •
  create, incur or assume specified liens; or

  •
  declare or pay dividends, redeem stock or make other distributions to stockholders, other than in limited circumstances.

        Events beyond our control, including prevailing economic, financial and industry conditions, may affect our ability to comply with these restrictions. In addition, the holder of our series A preferred stock has the right to participate in any of our future capital raising transactions. The existence of this right may substantially reduce our ability to establish terms with respect to, or enter into, any financing with parties other than the series A preferred stockholder. The terms of any additional financing, which we may enter into, may impose constraints on our ability to operate our business as we deem appropriate. These restrictions and covenants could limit our ability to take advantage of financings, mergers and acquisitions or other corporate opportunities, which could adversely affect our business and financial condition and your investments in our common stock.

The issuance and sale of our securities could have the effect of substantially diluting the interests of our current stockholders.

        In connection with our private placement in November 2004, we issued warrants to purchase an aggregate of 3,550,294 shares of our common stock at an exercise price of $1.69 per share. On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our series A preferred stock and granted the purchaser of such shares a warrant to purchase an additional 190,000 shares of our series A preferred stock at $22.50 per share, which the purchaser exercised on June 30, 2004. In connection with the exercise of the warrant, we granted an affiliate of the series A holder a warrant to purchase 261,500 shares of our common stock at $4.17 per share. Each share of our series A preferred stock is currently convertible into ten shares of our common stock. Consequently, on an as-converted and as-exercised basis, an aggregate of 4,861,500 shares of our common stock may be issued to the series A purchaser or its affiliate. Any issuance of shares of our common stock upon conversion of shares of our series A preferred stock, or upon exercise of outstanding warrants, could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants. As of December 31, 2004, we had outstanding options and warrants exercisable for an aggregate of 10,105,088 shares of our common stock.

        Moreover, any sale of the shares of our common stock issued upon conversion of the series A preferred stock, as well as any of the outstanding shares of our common stock issued upon exercise of options or warrants, into the public market could cause a decline in the trading price of our common stock. In financing transactions, for compensatory purposes or in other types of transactions, we may issue additional equity securities, including options and warrants, that could dilute the interests of our current and future stockholders.

Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline of our common stock price.

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

  •
  adverse changes in the level of economic activity in the United States and other major regions in which we conduct business; and

  •
  general and industry-specific economic conditions, which may affect our customers' use of our HAP Technology and our molecular biology services.

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

Risks Related to Commercialization and Development

We currently rely on a limited number of customers for a substantial portion of our revenue. As a result, our revenues may fluctuate based on the buying patterns of our customers, and the loss of one major customer or our inability to secure additional significant customers, during a given period, would have an adverse effect on our business and operating results.

        We are dependent upon a limited number of customers for substantially all of our revenue. In 2004, one of our customers accounted for 20% of our revenues. Our reliance on a small number of customers could cause our revenues to fluctuate from quarter to quarter, based on the buying patterns of these customers. For example, we revised our guidance for our annual revenue downward in October 2004, primarily as a result of a shift in the timing of certain anticipated contracts and the receipt of samples associated with some of these contracts. If we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price. In addition, if any of these customers fails to pay us on a timely basis, or at all, our financial position and results of operations could be materially and adversely affected.

To generate significant revenue, we must obtain additional customers for our molecular biology services and our proprietary programs.

        Our strategy depends on obtaining additional customers for our molecular biology services and entering into new agreements with pharmaceutical and biotechnology companies for our HAP Technology and our other proprietary programs. Our contracts for our molecular biology services and with many of our HAP Technology customers are for specific limited-term projects. We may not be successful in obtaining sufficient new customers for our molecular biology services, additional customers for our HAP Technology, or in obtaining significant customers for our other proprietary programs to replace our current customers and projects. If we are unsuccessful in finding such new customers, we may never generate sufficient revenue to sustain our operations. In addition, we expect that some of our future HAP Technology collaborations, like some of our current HAP Technology collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed. Accordingly, we must continually obtain new customers to be successful. To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

        Reliance on collaborative relationships poses a number of risks, including the following:

  •
  we cannot effectively control whether a collaborator will devote sufficient resources to a program or product;

  •
  disputes may arise in the future with respect to the ownership of rights to technology developed with a collaborator;

  •
  disagreements with a collaborator could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

  •
  contracts with a collaborator may fail to provide sufficient protection;

  •
  we may have difficulty enforcing the contracts, if a collaborator fails to perform;

  •
  collaborators have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products, either on their own or in collaboration with our competitors; and

  •
  collaborators with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products that they develop.

        Given these risks, even if we are able to identify a potential collaborator and negotiate and enter into a collaborative arrangement, it is possible that any collaborative arrangement into which we enter may not be successful. Failure of our efforts could cause us to breach covenants in our license agreement relating to vilazodone, delay our drug development or impair commercialization of our products. In particular, we must demonstrate to Merck's satisfaction, by no later than July 22, 2005, that we will have the financial resources to fund the anticipated budget for research and development activities relating to vilazodone for 2005. We will likely not be able to satisfy this requirement, or other milestone obligations with respect to vilazodone, unless we obtain significant additional funding or enter into a collaboration arrangement with a third party.

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

        We discover HAP Markers for pharmaceutically relevant genes. This information may not prove to be superior to genomic variation information discovered by our competitors or to genomic information available in public databases. Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

        Our DecoGen Informatics System may also be less effective than we expect or may not allow us or our commercial customers or us to determine a correlation between drug response and genomic variation. Furthermore, even if we or our customers are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products nor may our customers be able to increase the sales of their marketed products using this correlation. Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and proprietary program customers.

We may be unable to develop or commercialize our proprietary programs if we cannot establish additional customers, and we may depend on our customers to develop or to co-develop products.

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

        These competitors may discover, characterize or develop important technologies applying genomics before our customers or us for our proprietary programs that are more effective than those technologies, which our customers or which we develop for our proprietary programs. Additionally, these competitors may obtain regulatory approval for their drugs and diagnostics more rapidly than our customers for our proprietary programs do, any of which could limit our ability to market effectively our proprietary programs.

        Some companies and governments are marketing or developing a number of databases and informatics tools to assist participants in the healthcare industry and academic researchers in the management and analysis of genomic data. Entities such as Perlegen Sciences and the International HapMap Project have developed databases containing gene sequence, genomic variation or other genomic information and are marketing their data to pharmaceutical and biotechnology companies or are making their databases freely available to the public. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genomic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies.

        Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others may rapidly develop new technologies that may result in our molecular tests or technologies becoming obsolete before we recover the expenses that we incur in connection with the development of these products. Our proprietary programs could become obsolete if our competitors offer less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics.

Our FAMILION Test may not gain market acceptance.

        The market for genetic tests is relatively undeveloped. We are marketing our FAMILION Test to physicians, who did not previously have a genetic test available for cardiac channelopathies. The success of our test depends on its acceptance by the medical community, patients and third-party payers as being medically useful. If we are not able to gain market acceptance for our test, we may not be able to generate sufficient revenue to sustain our operations.

Risks Related to Our Intellectual Property

If we are unable to prevent others from the unauthorized use of, or are unable to defend their use of, our patents, trade secrets or know how, we may not be able to operate our business profitably.

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

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures, including confidentiality agreements signed by our employees, academic collaborators and consultants that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship will be kept confidential, except in specified circumstances. Agreements with employees, consultants and collaborators generally provide that all inventions conceived by the individual while employed by us are our exclusive property. If employees, consultants or collaborators do not honor these agreements, we may not have adequate remedies for breach. Furthermore, our trade secrets may otherwise become known or be independently discovered by competitors.

        If any party should successfully claim that the creation or use of our proprietary programs infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action threatened or commenced against us or any of our proprietary program customers claiming damages or seeking to enjoin commercial activities relating to the affected test and processes could, in addition to subjecting us to potential liability for damages, require us or our current and future customers of our proprietary programs, if any, or us to obtain a license in order to continue to manufacture or market the affected test and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our proprietary programs, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

        The FDA has twice required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug. On November 3, 2003, the FDA issued draft guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data. The draft guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications. The draft guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions. The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves. The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic, with which the voluntary data is associated. In addition, the FDA held a workshop in November 2003 to discuss its draft guidance and stated that the agency plans in the near future, to issue final guidance on the co-development of a pharmacogenomic test and drug. Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation. Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have as well as any of our services and we may not generate sufficient revenue to sustain our operations.

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

        Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic testing. In addition, governmental authorities or other entities may call for limits on, or regulation on the use of, genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenue to sustain our operations.

        Furthermore, we are subject to laws and regulations as a provider of diagnostic information. To the extent that these laws and regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

If our customers or we do not seek, or do not receive, marketing approval for products developed, if any, from our proprietary programs, we may receive delayed royalty or other payments or no royalty or other payments at all.

        Any new drug, biologic, or new drug or biologic indication we or our customers develop using genetic markers from our proprietary programs, must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed. This regulatory process can take many years, requires substantial expense and is uncertain as to outcome. Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application. We expect similar delays and risks in the regulatory review process for any diagnostic product developed by us or our customers, whenever this regulatory review is required. Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review. A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent. Because our future revenue will be dependent on the successful commercialization or development of products using genetic markers from our proprietary programs, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed, using genetic markers from our proprietary programs, may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our customers are unable to obtain FDA approval for therapeutic or diagnostic products developed using our HAP Technology or genetic markers from our proprietary programs, the lack of regulatory approval will diminish the value of our HAP Technology and proprietary programs.

        To date, none of our customers has developed or commercialized any therapeutic product or commercialized any diagnostic product using our genetic markers from our proprietary programs. We expect to rely on our customers to file applications for regulatory approval and generally direct the regulatory review process and obtain FDA acceptance of any product they develop with our genetic markers from our proprietary programs, if any. Our customers may not submit an application for regulatory review. Even if they do submit applications, they may not be able to obtain marketing clearance for any product on a timely basis, if at all. If our customers fail to obtain required governmental clearances for any therapeutic or diagnostic product, they will not be able to market these products. As a result, we may not receive royalty or other payments from our customers. The occurrence of any of these events may prevent us from generating revenue sufficient to sustain our operations.

If we are unable to obtain reimbursement from health insurers and other organizations for our FAMILION Test, our test may be too costly for regular use and our ability to generate revenues would be harmed.

        Our future revenues and profitability will be adversely affected if we cannot depend on governmental and private third-party payers to defray the cost of our test to patients. If these entities refuse to provide reimbursement for our test or provide an insufficient level of reimbursement, our test may be too costly for general use. Our profitability may be adversely impacted if we choose to offer our test at a reduced price. Any limitation on the use of our test or any decrease in the price of our test, without a corresponding decrease in the related costs, could have a material adverse effect on our ability to generate revenues.

Additional Risks Related to Our Business

We depend on third-party products and services and limited sources of supply for our high-throughput genotyping laboratory.

        We rely on outside vendors to supply certain software, products and materials used in our laboratories. Some of these products and materials are obtained from a single supplier or a limited group of suppliers. For example, we have a written agreement with Sequenom, Inc., pursuant to which it is contractually the sole provider of silicon chips for one-time use on their MassARRAY™ System, which is our primary genotyping platform in our New Haven facility. Under the terms of the agreement and subject to specific conditions, we have the authority to reuse these chips should Sequenom be unable to supply new chips to us. While we believe that we could prepare for reuse the requisite supply of chips without unreasonable cost or delay, we may be unable to do so. We have no other written long-term supply agreements with our suppliers. Our reliance on outside vendors generally and a sole or a limited group of suppliers in particular involves several other risks, including:

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

        Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure. To the extent that any of these elements malfunction, we will experience reduced productivity. We protect our computer hardware through physical and software safeguards. However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events. In addition, the software and algorithmic components of DecoGen are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct. Users of our system may find software defects in current or future tests. We have developed a proprietary LIMS to operate our high-throughput genotyping facility in New Haven. Software defects in the LIMS could cripple our operations and have a significant impact on our ability to generate revenue from this facility. If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers' drug and diagnostic discovery and development efforts, we could experience a loss in revenue, or a delay in receiving revenue and a delay in obtaining market acceptance for our technology.

The current labor markets are very competitive, and our business may suffer if we are not able to hire and retain key personnel.

        Our future success depends on the retention of our key technical, marketing and executive management to assist in formulating our business strategies. The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts. In addition, research, product development and commercialization may require additional skilled personnel. Competition for qualified personnel in the technology area is intense, particularly given the competition among biotechnology, pharmaceutical and health-care companies, universities and non-profit research institutions for experienced scientists, and we operate in geographic locations where labor markets are particularly competitive, including New Haven, Connecticut; Morrisville, North

Carolina; Houston, Texas; and Takeley, England, where our service facilities are located. If we are unable to attract and retain a sufficient number of qualified personnel on acceptable terms, our business, financial condition and results of operations could be seriously harmed. The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

Integration efforts or strategic investments could interrupt our business and our financial condition could be harmed.

        On May 15, 2003, pursuant to the approval of the United States Bankruptcy Court, we purchased substantially all of the assets and assumed certain liabilities of DNA Sciences, Inc. In addition, on April 1, 2004, we acquired Lark Technologies, Inc. Our integration activities with respect to the DNA Sciences and Lark acquisitions are ongoing and entail numerous risks that include the following:

  •
  difficulties integrating any acquired operations, personnel, technologies or product;

  •
  diversion of management's focus from our core business concerns;

  •
  entering markets, in which we have no or limited prior experience or knowledge; and

  •
  any difficulties encountered as a result of our recent acquisitions could adversely affect our business, operating results and financial condition.

Risks Relating to Financial Reporting

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections.

        Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges we accrue and related disclosure of contingent assets and liabilities. For example, we have recorded certain long-lived intangible assets based on their value at the date of acquisition. Events could occur that would cause us to re-evaluate the life of those assets and, therefore, whether those assets have been impaired, resulting in an impairment charge. We based the estimates we make on our experience and on various other assumptions that we believed to be reasonable at the time and under the circumstances. If the estimates relating to our intangibles are determined to be incorrect, a write-down may be required, which could have a material adverse effect on our financial condition. There can be no assurance that any of our estimates or the assumptions underlying our estimates, whether relating to intangibles or other aspects of our financial statements, will be correct.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year. We have maintained a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have any impact on the total value of our investment portfolio as of December 31, 2004.

        On December 31, 2004, we had debt of approximately $2.8 million consisting of a note payable bearing interest at the prime rate plus 2.5% (5.25% at December 31, 2004). A 10% change in the interest rate would not have a material impact on our annual interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

         The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our assessment excludes Lark Technologies, Inc., which we acquired in a purchase business combination in April 2004. Lark Technologies, Inc. is a wholly owned subsidiary whose total assets and revenues represent 56% and 32%, respectively, of the consolidated financial statement amounts for the year ended December 31, 2004.

        Based on our assessment, management concluded that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated with their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Genaissance Pharmaceuticals, Inc.:

We have completed an integrated audit of Genaissance Pharmaceuticals, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Genaissance Pharmaceuticals, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Lark Technologies, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Lark Technologies, Inc. from our audit of internal control over financial reporting. Lark Technologies, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 56% and 32%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut March 15, 2005

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,174	$8,033
Restricted cash	213	—
Marketable securities	—	8,771
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $175 and $83 at December 31, 2004 and 2003, respectively	4,251	2,573
Taxes receivable	652	1,442
Inventory	606	1,278
Other current assets	1,020	645

Total current assets	15,916	22,742
PROPERTY AND EQUIPMENT, net	9,182	8,776
DEFERRED FINANCING COSTS, net of accumulated amortization of $182 and $81 at December 31, 2004 and 2003, respectively	216	317
INVESTMENT IN AFFILIATE	1,186	2,531
GOODWILL	12,286	—
OTHER INTANGIBLES, net of accumulated amortization of $552 and $74 at December 31, 2004 and 2003, respectively	11,153	794
OTHER ASSETS	99	429

Total assets	$50,038	$35,589

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,648	$2,088
Accounts payable	1,472	898
Accrued expenses	2,929	2,925
Accrued dividends	1,260	1,181
Current portion of deferred revenue	1,789	1,455

Total current liabilities	11,098	8,547

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,692	7,030
Deferred revenue, net of current portion	2,791	4,090
Deferred tax liabilities	1,327	—
Other long-term liabilities	2,330	1,593

Total long-term liabilities	10,140	12,713

COMMITMENTS AND CONTINGENCIES (Note 13)
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
460 authorized shares at December 31, 2004 and 2003; $.001 par value; 460 and 270 shares issued and outstanding at December 31, 2004 and 2003, respectively (liquidation preference of $10,350 and $6,075, respectively)	9,698	5,097

Series A redeemable convertible preferred stock warrant	—	835

STOCKHOLDERS' EQUITY:
Preferred stock, 540 authorized shares at December 31, 2004 and 2003, no shares issued or outstanding except for series A included above	—	—
Common stock, 58,000 authorized shares at December 31, 2004 and 2003; $.001 par value; 34,708 and 23,301 shares issued and outstanding at December 31, 2004 and 2003	35	23
Additional paid-in capital	252,945	220,541
Accumulated deficit	(233,522)	(212,160)
Deferred compensation	(374)	—
Accumulated other comprehensive income (loss)	18	(7)

Total stockholders' equity	19,102	8,397

Total liabilities, redeemable convertible preferred stock, warrant and stockholders' equity	$50,038	$35,589

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUES:
License and research	$11,304	$10,386	$8,111
Laboratory services	9,613	2,133	—

Total revenue	20,917	12,519	8,111

OPERATING EXPENSES:
Cost of laboratory services	7,190	1,877	—
Research and development	19,831	20,054	23,940
Selling, general and administrative	13,291	8,706	8,799
Impairment of fixed assets	—	—	6,000
Loss on leased equipment	—	368	—

Total operating expenses	40,312	31,005	38,739

Loss from operations	(19,395)	(18,486)	(30,628)
OTHER INCOME (EXPENSE):
Other income	82	320	1,037
Interest expense	(680)	(872)	(3,467)
Write-down of investment in affiliate	(1,003)	—	—

Loss before income taxes and equity in loss of affiliate	(20,996)	(19,038)	(33,058)
Income tax benefit (expense)	84	580	(35)

Loss before equity in loss of affiliate	(20,912)	(18,458)	(33,093)
Equity in loss of affiliate	(450)	(100)	—

Net loss	(21,362)	(18,558)	(33,093)
WARRANT ISSUANCE EXPENSE	(833)	—	—
PREFERRED STOCK DIVIDENDS AND ACCRETION	(490)	(74)	—
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK AND WARRANT	(46)	(2,204)	—

Net loss applicable to common stockholders	$(22,731)	$(20,836)	$(33,093)

Net loss per common share, basic and diluted (Note 3)	$(0.78)	$(0.91)	$(1.45)

Weighted average shares used in computing net loss per common share (Note 3)	29,177	22,969	22,809

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock						Total Common Stockholders' Equity
			Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation		Other Comprehensive Loss
	Shares	Amounts
Balance at December 31, 2001	22,783	$23	$219,348	$(160,509)	$117	$—	$58,979
Issuance of common stock from exercise of stock options	10	—	—	—	—	—	—
Issuance of common stock from Employee Stock Purchase Plan	54	—	53	—	—	—	53
Non-cash compensation related to issuance of options to purchase common stock	—	—	12	—	—	—	12
Net change in unrealized investment gain (loss)	—	—	—	—	(96)	—	(96)	$(96)
Net loss	—	—	—	(33,093)	—	—	(33,093)	(33,093)

Total comprehensive loss								$(33,189)

Balance at December 31, 2002	22,847	$23	$219,413	$(193,602)	$21	$—	$25,855
Issuance of common stock from exercise of stock options	50	—	64	—	—	—	64
Issuance of common stock from Employee Stock Purchase Plan	176	—	160	—	—	—	160
Non-cash compensation related to issuance of options to purchase common stock	—	—	318	—	—	—	318
Restricted stock issued in payment of an obligation	203	—	296	—	—	—	296
Warrants issued in connection with debt financing and an acquisition	—	—	284	—	—	—	284
Shares issued in connection with license amendment	25	—	35	—	—	—	35
Recognition of beneficial conversion features of series A preferred stock and warrant	—	—	2,249	—	—	—	2,249
Amortization of beneficial conversion feature of series A preferred stock and warrant	—	—	(2,204)	—	—	—	(2,204)
Accretion of series A preferred stock	—	—	(52)	—	—	—	(52)
Series A preferred stock dividends	—	—	(22)	—	—	—	(22)
Net change in unrealized investment gain (loss)	—	—	—	—	(28)	—	(28)	$(28)
Net loss	—	—	—	(18,558)	—	—	(18,558)	(18,558)

Total comprehensive loss								$(18,586)

GENAISSANCE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Continued)
(Amounts in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock						Total Common Stockholders' Equity
			Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation		Other Comprehensive Loss
	Shares	Amounts
Balance at December 31, 2003	23,301	$23	$220,541	$(212,160)	$(7)	$—	$8,397
Issuance of common stock from exercise of stock options	644	1	757	—	—	—	758
Issuance of common stock from Employee Stock Purchase Plan	65	—	154	—	—	—	154
Issuance of common stock in connection with acquisition of Lark Technologies	6,693	7	24,100	—	—	(703)	23,404
Deferred compensation expense recorded	—	—	—	—	—	329	329
Issuance of common stock in private placement	3,550	4	5,424	—	—	—	5,428
Non-cash expense related to issuance of options to purchase common stock	—	—	319	—	—	—	319
Cashless exercise of warrant	69	—	—	—	—	—	—
Common stock issued in connection with license and consulting agreements	386	—	1,306	—	—	—	1,306
Beneficial conversion feature of series A preferred stock warrant	—	—	(46)	—	—	—	(46)
Exercise of series A preferred stock warrant	—	—	880	—	—	—	880
Accretion of series A preferred stock	—	—	(326)	—	—	—	(326)
Series A preferred stock dividends	—	—	(164)	—	—	—	(164)
Net change in unrealized investment gain (loss) and effect of exchange rate changes on cash	—	—	—	—	25	—	25	$25
Net loss	—	—	—	(21,362)	—	—	(21,362)	(21,362)

Total comprehensive loss								$(21,337)

Balance at December 31, 2004	34,708	$35	$252,945	$(233,522)	$18	$(374)	$19,102

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,362)	$(18,558)	$(33,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,190	7,155	8,178
Impairment of fixed assets	—	—	6,000
Loss on disposal of leased equipment	—	368	—
Stock-based compensation	649	318	12
Non-cash service and license expense paid with stock	1,306	—	—
Accretion of interest	—	—	811
Write-down of investment in and equity in loss of affiliate	1,453	100	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(135)	(1,337)	(89)
Taxes receivable	790	365	1,000
Inventory and other current assets	721	(957)	393
Other assets	371	(465)	620
Accounts payable	3	61	(1,769)
Accrued expenses	(972)	1,216	(3,162)
Deferred revenue	(1,486)	(1,776)	2,609

Net cash used in operating activities	(13,472)	(13,510)	(18,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through (paid for) acquisition, including transaction costs	300	(1,668)	—
Investment in affiliate	(108)	(57)	—
Purchases of property and equipment	(2,130)	(1,242)	(70)
Proceeds from the sale of property and equipment	—	30	—
Decrease (increase) in restricted cash	(213)	2,100	(2,100)
Investments in marketable securities	—	(17,947)	(9,629)
Proceeds from sales of marketable securities	8,778	24,618	28,530

Net cash provided by investing activities	6,627	5,834	16,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of series A preferred stock and exercise of warrant	4,275	5,925	—
Net proceeds from issuance of common stock and exercise of options and warrants	6,340	224	53
Repayment of long-term debt	(2,563)	(417)	—
Proceeds from long-term debt	—	5,000	—
Repayment of long-term debt, net	—	(362)	(703)
Repayment of capital leases	—	(11,187)	(6,217)
Financing costs	—	(52)	—
Preferred stock dividends paid	(84)	—	—

Net cash provided by (used in) financing activities	7,968	(869)	(6,867)

Effect of exchange rate changes on cash	18	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,141	(8,545)	(8,626)
CASH AND CASH EQUIVALENTS, beginning of year	8,033	16,578	25,204

CASH AND CASH EQUIVALENTS, end of year	$9,174	$8,033	$16,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$572	$1,304	$1,777

Cash paid for income taxes	$503	$21	$35

SUPPLEMENTAL DISCLOSURE AND NON-CASH FINANCING ACTIVITIES:
Technology licensed in exchange for stock in affiliate	$—	$2,600	$—
Issuance of stock, options and warrants in connection with an acquisition	23,403	110	—
Issuance of stock for services and licenses	1,306	—	—
Restricted shares issued in payment of an obligation	—	296	—
Issuance of warrants in connection with debt financing	—	209	—

The accompanying notes are an integral part of these consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)

(1) BASIS OF PRESENTATION

        Genaissance Pharmaceuticals, Inc. together with its subsidiary, Lark Technologies, Inc., (Genaissance or the Company) develops innovative products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services. The Company also markets its proprietary FAMILION Test, a genetic test for cardiac channelopathies that is compliant with the Clinical Laboratory Improvement Amendments, or CLIA. The FAMILION Test is designed to detect mutations responsible for causing Familial Long QT and Brugada Syndromes, two causes of sudden cardiac death. The Company's product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population. This strategy is designed to enable the Company to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization. The Company's lead therapeutic product, vilazodone for depression, is in Phase II of development.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company sustained a loss from operations of $19,395 and a net loss of $21,362. This loss resulted in an accumulated deficit of $233,522 as of December 31, 2004. Further, the Company was not in compliance with certain financial covenants required under its agreement with Comerica Bank (Comerica) at various times during the third quarter of 2004 and in October 2004. The Company has received waivers of such non-compliance. However, there is uncertainty whether the Company will be able to maintain compliance in the future, causing the Company to classify the Comerica debt as current in the financial statements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The Company believes that its current cash balance and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2005, except with respect to vilazodone. The Company's current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, reduce research and development expenses and control selling, general and administrative costs. If the Company is unable to achieve revenue and cost targets within a reasonable range of its operating plan, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources, in order to satisfy its projected cash needs. Further, the Company is also reviewing various alternatives to financing its ongoing operations and meeting its obligations, including potentially reorganizing the Company, disposing of some of its assets, exploring strategic alternatives such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements. There is no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of its borrowing arrangements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

        The Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies. In addition to the normal risks associated with a business venture, there can be no assurance that the Company's technologies will be successfully used, that the Company will obtain adequate patent protection for its technologies, and that any of its products will be commercially viable. The Company has incurred substantial losses to date and expects to incur substantial expenditures in the foreseeable future to fund its research and development and commercialization of its products.

        In November 2004, the Company reduced its workforce by approximately 10% to better align its operating structure with its current and projected revenues and reduced expenses in certain other areas. The Company took a charge of approximately $400 in the fourth quarter of 2004, primarily relating to severance obligations in connection with this workforce reduction. See Note 8 for remaining severance amounts payable at December 31, 2004.

(2) ORGANIZATION AND OPERATIONS

        In November 2004, the Company sold 3,550 shares of common stock in a private placement at $1.69 per share with net proceeds of approximately $5,400. See Note 11 for further discussion of the common stock sold.

        In September 2004, the Company entered into a license, development and cooperation agreement with Merck KgaA (Merck) pursuant to which the Company acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound. In consideration for the rights relating to vilazodone, the Company agreed to pay an initial license fee in shares of the Company's common stock and milestone payments upon the achievement of specified development, regulatory and sales milestones. Under the terms of the agreement, the Company can pay the initial license fee and milestone payments, until the first commercial sale, through the issuance of its common stock. The Company issued 369 shares of its common stock to Merck in payment of the initial license fee. The full value of the shares issued is included in research and development expenses in the accompanying consolidated statement of operations for year ended December 31, 2004. Under the terms of the agreement, if Merck and its affiliates' aggregate ownership of the Company's common stock would exceed 19.9% of the number of shares of its common stock then outstanding, or if the average closing price of the Company's common stock at the time of the respective payment date is below $2.25 per share, the Company will pay milestone payments to Merck in cash. In addition, the agreement requires that the Company demonstrate its ability to fund the initial research and development activities by July 22, 2005 or Merck may terminate the agreement and reacquire rights to vilazodone. Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party. The Company is reviewing its alternatives in connection with obtaining the financing required to conduct initial research and development related activities under the Merck agreement.

        In June 2004, the holder of the Company's series A redeemable convertible preferred stock (Series A) exercised its warrant to purchase an additional 190 shares of Series A. See Note 10 for further discussion of the warrant exercise.

        In April 2004, the Company acquired Lark Technologies, Inc. (Lark) in a stock-for-stock merger such that Lark became a wholly-owned subsidiary of the Company. Lark provides GLP compliant and research sequencing and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas and the United Kingdom. Lark's service portfolio consists of over one hundred different molecular biology services in the areas of nucleic acid extraction services, DNA sequencing services, genetic stability testing services, gene expression and detection services and other custom services. See Note 6 for further discussion of the Lark acquisition.

        In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica. Borrowings under the agreement are collateralized by certain assets of the Company. The terms of the agreement include certain affirmative, negative and financial covenants, including requirements to maintain a minimum cash balance and a minimum quick ratio, as defined. In addition, the agreement includes a material adverse change clause. Non-compliance with any of these conditions constitutes an event of default, and the failure to remedy the non-compliance may result in the borrowing becoming immediately due and payable or require the Company to maintain restricted cash in an amount equal to 105% of the outstanding debt balance. The Company was not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004. The Company has received a waiver of such non-compliance. In addition, the Company was not in compliance with the quick ratio requirement and received a waiver through November 30, 2004. The Company was in compliance with the ratio requirement as of November 30, and December 31, 2004. If the Company does not comply with its debt covenants, and if future waivers are not obtained, Comerica will have certain remedies available which include demanding immediate repayment of the amounts outstanding under the agreement, plus interest, or requiring the Company to maintain restricted cash in an amount equal to 105% of the outstanding debt balance. As a result of the uncertainty surrounding future debt covenant compliance, the Company has classified the debt with Comerica as a current liability in the accompanying consolidated balance sheet.

        In May 2003, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. The assets acquired included a GLP compliant DNA banking and a GLP compliant and CLIA licensed genotyping services business (see Note 6).

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

        The Company earns its revenues primarily through the licensing of its HAP Technology and by providing GLP compliant DNA banking, genotyping services and molecular biology services. The Company recognizes revenue associated with GLP compliant DNA banking and genotyping services and Lark's molecular biology services, which are included in laboratory service revenue in the accompanying consolidated statements of operations, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (which supercedes SAB 101, Revenue Recognition in Financial Statements) as the services are performed provided that persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured.

        In accordance with SAB 104 and Emerging Issues Task Force Issue 00-21 (EITF 00-21), the Company generally recognizes license fees over the term of the agreement and research fees as the research is performed. For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer. Future milestones and royalties received under these agreements, if any, will be recognized, provided that the milestone is substantive and a culmination of the earnings process has occurred.

        Deferred revenue results when consideration is received or amounts are receivable in advance of revenue recognition. Deferred revenue related to license agreements is generally recognized over the license period. For license agreements, which contain early termination provisions, the Company recognizes revenue upon the expiration of the termination provision for the period from the original license date to the date the early termination provisions expire.

Stock-based compensation

        At December 31, 2004, the Company had one stock-based compensation plan, which is more fully described in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accouting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Net loss applicable to common shareholders, as reported	$(22,731)	$(20,836)	$(33,093)
Add: Stock-based employee compensation expense included in reported net loss	127	222	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,659)	(1,780)	(880)

Pro forma net loss applicable to common shareholders	$(28,263)	$(22,394)	$(33,961)

Net Loss Per Share:
Basic and diluted—As Reported	$(0.78)	$(0.91)	$(1.45)

Basic and diluted—Pro Forma	$(0.97)	$(0.98)	$(1.49)

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

Valuation of investments

        The Company assesses the value of its investment in affiliate (see Note 7) in accordance with Accounting Principles Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock. APB 18 stipulates that a loss in value of an investment which is an other-than-temporary decline should be recognized in the Company's financial statements. The Company considers several factors when assessing evidence of an other-than-temporary loss in its investment in affiliate. Those factors include the Company's ability to recover the carrying amount of the investment in affiliate, the financial performance of the affiliate and whether the current fair value of the investment in affiliate is less than its carrying value. As of December 31, 2004, the Company has determined that there was no other-than-temporary decline in its investment in affiliate.

Patent and licensed technology costs

        The Company expenses the costs of obtaining patents and licensed technology until such point that the realization of the carrying value of these costs is reasonably assured.

Earnings per share

        The Company computes and presents net loss per common share in accordance with SFAS No. 128, Earnings Per Share. There is no difference in basic and diluted net loss per common share as the effect of convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented. The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 14,705; 9,464 and 3,990 shares of common stock at December 31, 2004, 2003 and 2002, respectively.

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

Valuation of long-lived assets

        SFAS No. 142, Goodwill and Other Intangible Assets, requires a company to review its goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount of goodwill might not be recoverable. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined. No impairment charge resulted from the Company's impairment assessments in 2004.

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

        If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, the Company compares the carrying value of the applicable asset group to its fair value. If the fair value is less than the carrying value, such amount is recognized as an impairment charge (see Note 5).

        Goodwill and identifiable intangible assets recorded in the consolidated balance sheet of the Company are comprised of the following as of December 31, 2004:

	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Patents acquired	$868	$(192)
Lark customer relationships	7,200	(360)
Unamortizable intangible assets:
Lark trade name	3,500	—
Lark GLP certification	137	—
Lark goodwill	12,286	—

Total	$23,991	$(552)

        Amortization expense was approximately $478, $74 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The expected amortization expense for the current and each of the next five years is as follows:

Fiscal 2005	$599
Fiscal 2006	599
Fiscal 2007	599
Fiscal 2008	559
Fiscal 2009	535

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

Fair value of financial instruments

        Financial instruments include cash and cash equivalents, receivables, marketable securities and long-term debt. Cash and cash equivalents and receivables approximate fair value and marketable securities are carried at fair value. Long-term debt is carried at cost, which management believes approximates fair value based upon recent borrowing rates obtained for debts with similar maturity.

Other comprehensive income (loss)

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

Principles of consolidation

        The accompanying consolidated financial statements include Genaissance Pharmaceuticals, Inc. and its wholly owned subsidiary, Lark Technologies, Inc. All inter-company accounts are eliminated in consolidation.

Foreign currency translation

        The functional currency of our operating facility in Takeley, England is the local currency. The financial statements of this facility is translated into U.S. dollars using average exchange rates.

Translation gains and losses are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)).

Reclassification

        Certain balance sheet amounts from the prior year have been reclassified to conform to the current year presentation.

Recently issued accounting standards

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123(R) as of the first interim reporting period starting after June 15, 2005. The Company routinely uses share-based payment arrangements as compensation for its employees. The Company is in the process of evaluating the impact the adoption of SFAS No. 123(R) but believes it will have a material impact on its consolidated financial statements. See stock-based compensation section above for the effect on net income for the years ended December 31, 2004, 2003 and 2002.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

        In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determing Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of ongoing involvement between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on its consolidated financial statements from the adoption of this consensus.

        In April 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The adoption of EITF 03-6 did not have an effect on the Company's consolidated financial statements.

(4) MARKETABLE SECURITIES

        The Company classifies its marketable securities as "available for sale" and, accordingly, carries these investments at their aggregate fair value. Unrealized gains or losses on these investments are included as a separate component of stockholders' equity and comprehensive loss (See Note 3). As of December 31, 2004, the Company did not have any investments in marketable securities. The Company's marketable securities as of December 31, 2003 consisted principally of corporate bonds.

        The following is a summary of marketable securities at December 31, 2003:

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Corporate bonds	$7,279	$(7)	$7,272
Certificates of deposit	1,499	—	1,499

Total marketable securities at December 31, 2003	$8,778	$(7)	$8,771

(5) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2004	2003
Equipment, computers and software	$19,280	$16,427
Leasehold improvements and office equipment	11,011	9,163

	30,291	25,590
Less—accumulated depreciation and amortization	(21,109)	(16,814)

Total property and equipment, net	$9,182	$8,776

        These assets are stated at cost and are being depreciated and amortized over their estimated useful lives on a straight-line basis as follows:

Equipment, computers and software	3–5 years
Office equipment	5 years
Leasehold improvements	Remaining term of lease
Equipment under capital lease	3-5 years

        Depreciation expense was approximately $4,465, $6,916 and $8,020 for the years ended December 31, 2004, 2003 and 2002, respectively. Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred.

        During the year ended December 31, 2002, the Company determined that certain conditions had arisen which triggered the need to review its long-lived assets for potential impairment. The conditions included, but were not limited to, the overall business climate in which the Company was operating and a significant change in the manner in which the Company was utilizing its DNA sequencing facility and related assets. The Company's review concluded that the carrying value of the long-lived assets exceeded their fair value by approximately $6,000. The impairment charge included the write-down of sequencing equipment, computer hardware and software and leasehold improvements and was allocated to the individual assets on a pro-rata basis (see Note 3).

(6) ACQUISITIONS OF LARK TECHNOLOGIES AND DNA SCIENCES, INC.

Lark Technologies

        On April 1, 2004, Genaissance acquired Lark in a stock-for-stock merger accounted for as a purchase transaction.

        Lark stockholders received 1.81 shares of Genaissance's common stock in exchange for each share of Lark common stock for an aggregate of approximately 6,693 shares of Genaissance's common stock. In addition, options to purchase Lark common stock were converted into options to purchase approximately 1,448 shares of Genaissance's common stock. The total cost of the acquisition was approximately $24,486 consisting of the following:

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

        Identifiable intangible assets include backlog of approximately $200, with an estimated useful life of one year, customer relationships of approximately $7,200, with an estimated useful life of 15 years, and GLP certification of approximately $137 and trade name of approximately $3,500, with indefinite useful lives (see Note 3). The indefinite lived intangible assets will not be amortized and will be tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired less liabilities assumed. Amortization of the intangible assets is not deductible for income tax purposes. Federal and state deferred tax liabilities of approximately $1,236 and $91, respectively have been established for the tax effects of temporary differences resulting from the purchase price allocation. In addition, a net federal deferred tax asset of approximately $160 was written off as the Company determined that it would not realize any future benefit due to the carryforward losses of the Company.

        The results of operations of Lark are included in the Company's consolidated statements of operations since the date of acquisition. Supplemental pro forma disclosure of results of operations for the years ended December 31, 2004, 2003 and 2002, respectively, as though the merger had been completed as of January 1, 2002, are as follows:

	December 31,
	2004	2003	2002
	(Unaudited)
Revenue	$22,778	$21,548	$14,803
Operating loss	(20,240)	(16,676)	(33,252)
Net loss attributable to common stockholders	(23,604)	(17,016)	(33,252)
Earnings per share	$(0.73)	$(0.65)	$(1.14)

        The financial statements of the Company's U.K. facility are measured using the local currency as the functional currency. Assets and liabilities of the U.K. facility are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are recorded in a separate component of stockholders' equity and are included in other comprehensive income (loss) (see Note 3). Income and expense items are translated at average monthly rates of exchange.

        Laboratory services revenue for the U.K. facility totaled approximately $1,774 for the period from the date of acquisition through December 31, 2004.

DNA Sciences, Inc.

        On May 15, 2003, under order of the United States Bankruptcy Court, the Company acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for approximately $1,800 including related fees and expenses. Included in the fees and expenses is approximately $75 which represents the fair value of warrants exercisable for up to 75 shares of the Company's common stock at an exercise price of $2.00 per share issued in connection with investment banking services performed, as well as approximately $35 which represents the fair value of 25 shares issued by the Company to a licensor in connection with a license modification of a license acquired in connection with the acquisition. The primary assets acquired consisted of a GLP compliant and Clinical Laboratory Improvement Amendments (CLIA) licensed genotyping services business, licenses and patent estates surrounding Long QT Syndrome and a thiopurine S-methyltransferase (TPMT) diagnostic test, as well as certain trade accounts receivable and fixed assets.

        The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values on the date of acquisition. The fair value of the assets received was greater than the purchase price and, therefore, the fair value of the long-lived assets was reduced, on a pro-rata basis, by the excess. After consideration of such reduction, approximately $840 was assigned to acquired intellectual property and other intangible assets related to the DNA Sciences, Inc. acquisition.

        The accompanying consolidated statements of operations include the operating results of DNA Sciences since the date of the acquisition. Pro forma results of operations have not been presented, as the acquisition is not deemed to be a material business combination.

        In May 2003, subsequent to the closing, the Company and Prometheus Laboratories, Inc. (Prometheus) amended a license agreement primarily to provide certain additional rights to the TPMT test to Prometheus in exchange for an approximate $675 cash payment to the Company. The approximate $675 payment is included in License and Service Revenue in the accompanying 2003 consolidated statement of operations, as the Company had no further obligation to provide any additional information or services to Prometheus under the terms of the agreement.

(7) INVESTMENT IN AFFILIATE

        In November 2003, the Company entered into several agreements with Sciona Inc. (Sciona, formerly known as Sciona Limited), whereby the Company granted a technology license to Sciona (Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment). The Technology License grants Sciona an exclusive license to the Company's HAP Technology for consumer tests, as defined in the Technology License, for a period of five years. Sciona is obligated to pay to the Company specified royalties and service fees, subject to minimum annual payments. The Company was also granted specified rights to develop genotyping assays and perform genetic tests. The Company agreed to fund certain expenses of Sciona for up to 18 months or until Sciona reaches certain levels of financial performance (Sciona Milestones). In September 2004, Sciona met the Sciona Milestones and subsequently paid the majority of the expenses funded by the Company. The remaining amount due to the Company of approximately $325 is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2004.

        Deferred revenue resulting from the Technology License and the accompanying investment were recorded based upon the approximate $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License. The excess of the Investment, over the underlying fair value of the net assets of Sciona, is considered to be unamortizable goodwill. Deferred revenue is being amortized into income over the term of the Technology License. The accompanying consolidated statements of operations include approximately $578 of license and research revenue recognized in 2004 due to the expiration of the early termination provision contained in the Technology License. The revenue recognized represents the ratable portion from the date of the Technology License through December 31, 2004 as a result of Sciona meeting the Sciona Milestones. Also, included in the accompanying consolidated statement of operations, for the year ended December 31, 2004, are approximately $524 of license and research revenues related to Sciona.

        In conjunction with the Sciona Milestones being met by Sciona raising equity financing from third parties, the Company's equity interest in Sciona decreased to 13% (11% on a fully diluted basis). As a result, the Company changed its method of accounting for the investment from the equity method to the cost method as the criteria for equity method accounting were no longer met. During the third quarter of 2004, the Company recorded an approximate $1,003 charge to write-down the investment to its current estimated fair value based on the price at which Sciona's securities were sold in the third party equity financing. Prior to changing its method of accounting to the cost method, the Company recorded its share of Sciona's losses in equity in loss of affiliate in the accompanying consolidated statements of operations. For the year ended December 31, 2004, the Company recorded approximately $450 of such losses.

(8) ACCRUED EXPENSES

        A summary of accrued expenses is as follows:

	December 31,
	2004	2003
Payroll and employee benefits	$293	$1,269
Leasehold improvement obligation	630	—
Professional fees	315	530
Severance obligations	164	—
Other	1,527	1,126

Total accrued liabilities	$2,929	$2,925

(9) FINANCING ARRANGEMENTS

        Long-term debt consists of the following:

	December 31,
	2004	2003
Notes payable to Connecticut Innovations, Inc. (CII) bearing interest at 6.5%, monthly payments of principal and interest.	$4,127	$4,536
Note payable to Comerica bearing interest at the prime rate plus 2.5% (5.25% at December 31, 2004) monthly payments of principal of approximately $139 plus interest are payable through September 2006.	2,778	4,582
Other debt	435	—

Total long-term debt and capital leases	7,340	9,118
Less—current portion	(3,648)	(2,088)

Total long-term debt, less current portion	$3,692	$7,030

        The Company has entered into financing agreements (the Agreements) with CII, a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company's facility expansion in New Haven. The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011. Borrowings under the Agreements are collateralized by the related leasehold improvements. Management believes that the Company is in compliance with all covenants under the CII agreements as of December 31, 2004 and the agreements do not contain any cross default provisions.

        In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica. The agreement requires equal monthly payments of principal over a 36-month period. Borrowings under the agreement are collateralized by certain assets of the Company. Under the terms of the agreement, the Company is required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined. In addition, the agreement includes a clause, which provides that all amounts become immediately due and payable upon a material adverse change in the business. The Company was not in compliance with the minimum cash requirement at various times during the third quarter of 2004 and in October 2004. The Company received a waiver of such non-compliance. In addition, the Company was not in compliance with the quick ratio requirement and received a waiver through November 30, 2004. The Company was in compliance with the minimum quick ratio requirement as of November 30, and December 31, 2004. However, based on the Company's current financial resources, the Company does not anticipate to be in compliance with the Comerica financial covenants through December 31, 2005. If the Company does not comply with its debt covenants, and if future waivers are not obtained, Comerica will have certain remedies available which include demanding immediate repayment of the amounts outstanding under the agreement, plus interest, or requiring the Company to maintain restricted cash in an amount equal to 105% of the outstanding debt balance. Due to the uncertainty surrounding future debt covenant compliance, the Company has classified the Comerica debt as current in the accompanying consolidated balance sheet. This includes approximately $1,250 of debt that, under the terms of the agreement, is not due within the next twelve months.

        In connection with the agreement, the Company issued a warrant to Comerica, for the purchase of up to 132 shares of common stock at an exercise price of $1.90 per share. The relative fair value of the warrant on the date of issue, approximately $209, is being amortized into interest expense over the life of the loan.

        Aggregate future maturities of long-term debt are as follows:

Year Ending December 31
2005	$3,648
2006	508
2007	512
2008	547
2009	709
Thereafter	1,416

$7,340

(10) PREFERRED STOCK

        In October 2003, the Company sold 270 shares of Series A, $0.001 par value per share, to RAM Trading, Ltd. ("RAM") for $22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150. In connection therewith, the Company issued RAM a warrant to purchase an additional 190 shares of Series A through December 31, 2005, at $22.50 per share, which RAM exercised on June 30, 2004, resulting in gross proceeds to the Company of approximately $4,275. In connection with the exercise of the warrant, the Company granted an affiliate of RAM a warrant to purchase approximately 262 shares of common stock at the then fair market value of $4.17 per share. The fair value of the warrant, as determined under the Black-Scholes model, of approximately $833, is included in warrant issuance expense in the accompanying consolidated statement of operations for the year ended December 31, 2004.

        The Series A shares and the Series A warrant were initially recorded at their relative fair market values of approximately $5,195 and $880, respectively. As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is being accreted through the earliest Put Date (as defined below) using the effective interest rate method. This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2004.

        In connection with the issuance of the Series A, the Company immediately recognized a charge of $2,200 which represents the beneficial conversion feature of the stock on the date of issuance, which resulted from the difference between the fair value of the Company's common stock and the price paid per common share equivalent. In addition, the Company recognized a $50 charge for the beneficial conversion feature of the warrant, which was exercised in June 2004. A charge of $46 and $4 is included in the accompanying 2004 and 2003, respectively, consolidated statements of operations in connection with the beneficial conversion feature of the warrant. This beneficial conversion is also reflected in net loss applicable to common shareholders in the accompanying 2004 and 2003 consolidated statements of operations.

        The rights of the Series A holders are as follows:

        Voting Rights—the holders of Series A are entitled to vote on all matters and are entitled to 0.88 votes per common equivalent share to comply with certain NASDAQ Marketplace rules.

        Dividend Rights—the Series A earns a dividend at the rate of 2% per annum payable in cash in arrears semi-annually in January and July. Included in accrued dividends in the accompanying 2004 and 2003 balance sheets is approximately $102 and $22, respectively, related to the Series A dividends.

        Conversion Rights—each share of Series A is convertible into ten shares of common stock at the option of the holder. On or after October 29, 2006, the Company can require the conversion of the Series A if the common stock has traded above $7.00 for 23 consecutive business days.

        Redemption Rights—under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66 2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants. The redemption value is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends. A significant event is generally defined as a dissolution of the company or the sale of the company or substantially all of its assets. If the significant event or breach occurs prior to October 29, 2008, the face value plus all of the unpaid cash dividends through October 29, 2008 also become payable (approximately $11,243 at December 31, 2004). In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (the Put Dates). Genaissance may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

        In connection with the issuance of the Series A, the Company is required to maintain certain covenants. The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $9,000; (ii) paying dividends on its common stock; and (iii) redeeming most of its equity securities. Management believes that the Company was in compliance with these covenants as of December 31, 2004.

        In June 2004, RAM agreed not to convert its Series A if such conversion would cause RAM, together with RAM's affiliates, to beneficially own in excess of 9.99% of the Company's common stock.

(11) COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common stock

        As of December 31, 2004, the Company has authorized 58,000 shares of common stock. As of December 31, 2004, 10,440 shares have been reserved for issuance upon the exercise of warrants and under the Company's stock option and employee stock purchase plans.

        In November 2004, the Company sold 3,550 shares of common stock in a private placement at $1.69 per share with net proceeds of approximately $5,400. In addition, the Company issued warrants for the purchase of up to 3,550 shares of common stock at an exercise price of $1.69 per share. The warrants are exercisable for a five-year period.

Stock option plan

        In 1993, the Board of Directors and stockholders approved the Stock Option Plan (as amended in 2000, the Plan), which provides for grants of incentive and nonqualified stock options and restricted shares. As of December 31, 2004, under the terms of the Plan, stock options and restricted stock may be granted for up to a maximum of 7,187 shares. Options granted under the Plan are exercisable for a period determined by the Company, but in no event longer than ten years from date of grant. In the event of certain capital stock changes, the options are subject to adjustment in accordance with anti-dilution provisions.

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

        A summary of the status of the Company's stock option plan at December 31, 2004, 2003 and 2002 and changes during the periods then ended is presented below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	4,157	$4.64	3,463	$6.31	3,084	$8.06
Lark stock options assumed	1,460	0.81	—	—	—	—
Granted	1,129	3.03	1,596	2.23	939	2.09
Cancelled or expired	(434)	3.05	(852)	7.11	(550)	9.02
Exercised	(644)	1.18	(50)	1.27	(10)	.01

Outstanding, December 31	5,668	$3.75	4,157	$4.64	3,463	$6.31

Options exercisable, December 31	3,282	$4.54	1,871	$6.06	1,643	$6.55

Weighted average fair value of options granted during the year		$2.48		$1.67		$1.77

        The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$1.00	1,168	7.09	$0.74	822	$0.72
$1.01-$2.50	926	6.36	1.70	433	1.75
$2.51-$6.00	2,686	7.68	3.18	1,245	3.28
$6.01-$9.00	126	5.60	8.15	113	8.15
$9.01-$14.00	669	5.40	11.76	576	11.72
$14.01-$32.20	93	5.61	19.71	93	19.74

	5,668	6.99	$3.83	3,282	$4.54

        During 2004, in connection with the acquistion of Lark Technologies, the Company assumed 1,460 stock options outstanding under the Lark stock option plans. The weighted average exercise price of these options was $0.81 while the fair market value of the options on the date of acquisition was $3.49. During 2004, 2003 and 2002, options to purchase 871, 1,596 and 826 shares, respectively, of common stock were granted at an exercise price equal to the fair value of the common stock on the date of grant at weighted average exercise prices of $2.86, $2.23 and $1.65, respectively, per share. The weighted average fair value of options at the date of grant, as prescribed by SFAS No. 123 was $2.48, $1.67 and $1.36 during 2004, 2003 and 2002, respectively. During 2004, options to purchase 258 shares of common stock were granted at an exercise price greater than the fair value of the common stock on the date of grant at a weighted average exercise price of $1.81 per share. In addition, during 2002, options to purchase 113 shares of common stock were granted at an exercise price greater than the fair value of the common stock on the date of grant at a weighted average exercise price of $5.31 per share. The weighted average fair values of these options at the date of grant, as prescribed by SFAS No. 123 was $1.59 and $2.67 in 2004 and 2002, respectively.

        Total compensation (benefit) expense for options granted at an exercise price other than fair value recorded in the accompanying consolidated statements of operations associated with employee stock options is approximately $454, $222 and $(104) for the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized compensation expense associated with outstanding stock options at December 31, 2004, is approximately $400.

        The Company accounts for options granted to consultants, which include scientific advisory board members, using the Black-Scholes method prescribed by SFAS No. 123 and in accordance with Emerging Issues Task Force Consensus No. 96-18. Total compensation expense recorded in the accompanying consolidated statements of operations associated with these consultant options is approximately $194, $78 and $116 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees using the Black-Scholes option pricing model. The weighted average assumptions used are as follows:

	2004	2003	2002
Risk-free interest rate	3.21%	3.13%	3.81%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	93%	97%	116%

        Under the Plan, the Company may grant restricted stock awards entitling recipients to acquire shares of our common stock on such terms as the compensation committee determines, subject to forfeiture in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period. The Company granted restricted stock awards, providing for the purchase of shares of common stock at par value to certain employees, with vesting over a four-year period. Compensation expense of approximately $0, $18 and $296 was recognized in 2004, 2003 and 2002, respectively, in connection with the issuance of the restricted shares. Additional compensation expense will be recorded over the vesting period based on the fair market value of the shares on the vesting date.

Employee stock purchase plan

        During fiscal 2000, the board of directors adopted the Employee Stock Purchase Plan 2000 (ESPP). Under the ESPP, eligible employees may purchase common stock at not less than 85% of fair value, as defined. The Company has reserved 650 shares of common stock for issuance under the ESPP. As of December 31, 2004, 315 shares have been issued under the ESPP.

Common stock warrants

        The Company has historically issued warrants in connection with certain of its financing and capital raising activities.

        As of December 31, 2004, the Company had warrants outstanding to purchase 4,437 shares of common stock of the Company at a weighted average exercise price of $2.32. The warrants expire from February 2005 through November 2009. Certain warrants include anti-dilutive provisions, as defined.

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

        The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2004, 2003 and 2002, is as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
State tax benefit, net of Federal taxes	0.8	6.4	5.9
Federal research and development tax credit	2.6	7.5	—
Other	(5.5)	(2.2)	2.1
Increase in deferred tax valuation allowance	(31.5)	(42.7)	(42.0)

Effective rate	0.4%	3.0%	—%

        The Company has available, at December 31, 2004, unused net operating loss carryforwards of approximately $153,761 and $140,506 which may be available to offset future Federal and state taxable income, respectively, if any. The future utilization of these carryforwards may be limited due to changes in the Company's current and future ownership structure. Federal carryforwards are scheduled to expire from 2007 through 2024. State carryforwards are scheduled to expire from 2005 through 2024.

        The State of Connecticut (the State) allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit. The State had allowed the exchange program to lapse for the 2002 tax year, however, during the second quarter of 2003, the State passed legislation to reinstate the program for the 2002 tax year. The legislation to reinstate the exchange program for the 2003 and 2004 tax years was passed during the third quarter of 2003. The Company recorded the fiscal 2003 tax benefit of approximately $250 in 2003. In addition, the Company recorded the fiscal 2002 tax benefit of approximately $320 in 2003. In 2004, the Company has recorded an estimated benefit of approximately $216 related to the State exchange program, which is offset by foreign and state tax expense.

        Included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 is a tax reserve related to research and development tax credits claimed by the Company. Due to the fact that the Company's research and development tax credit claims are subject to audit at any time until all net operating loss carryforwards have been utilized, the reserve is classified as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2004 and 2003.

        The components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	For the Years Ended December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards and tax credits	$66,113	$61,580
Other	3,799	4,084

Total deferred tax assets	69,912	65,664

Deferred tax liabilities:
Unamortizable intangible assets acquired	1,327	—

Total deferred tax liabilities	1,327	—

Less—valuation allowance for deferred tax assets	(69,912)	(65,664)

Net deferred tax liabilities	$1,327	$—

        The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2004 and 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a valuation allowance for the entire deferred tax asset.

        Included in deferred tax liabilities in the accompanying consolidated balance sheet as of December 31, 2004 Federal and state deferred tax liabilities of approximately $1,236 and $91, respectively, which were established as a result of the purchase price allocation for the tax effects of temporary differences in amortization of intangible assets acquired in the Lark acquisition.

(13) COMMITMENTS AND CONTINGENCIES

401(k) retirement plan

        The Company has a 401(k) defined contribution retirement plan covering substantially all domestic, full-time employees. The Company provides a matching cash contribution of 25% of employee contributions, up to 8% of employee compensation. The Company contributed approximately $168, $114 and $120 to the plan during 2004, 2003 and 2002, respectively.

Royalty and other commitments

        The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies. The terms of certain of these agreements require the Company, among other items, to demonstrate the ability to fund certain research and development and commercialization activities, pay future royalty payments and pay certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any. The timing of such events and the amount of such payments will depend upon successful commercialization of applicable technologies, if any. The aggregate future annual minimum payments (assuming non-termination of these agreements) for fiscal 2005 through 2009 are approximately $108 per year and $819 thereafter.

The Company recorded royalty expenses of approximately $431, $243 and $3,205 during 2004, 2003 and 2002, respectively relating to technology licenses.

        Under the terms of the license, development and cooperation agreement the Company signed with Merck in September 2004, the Company agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone. To date we have not made any milestone or royalty payments. Under the agreement, the Company is required to demonstrate that by no later than July 22, 2005, it will have at least $8,000 in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone. If the Company is unable to meet this requirement, Merck can terminate the agreement and reacquire the compound. In addition, if Merck and its affiliates' aggregate ownership of the Company's common stock would exceed 19.9% of the number of shares of the Company's common stock then outstanding, or if the average closing price of the common stock at the time of the respective payment date is below $2.25 per share, the Company will pay milestone payments to Merck in cash.

Operating leases

        The Company leases its operating facilities located in New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England. The Connecticut lease agreements require annual lease payments of approximately $1,100 per year over the original term, which expires in 2006. The Company has two five-year renewal options to extend the lease agreements beyond the initial term and it has assumed that one five-year renewal option will be exercised, which is reflected in the table below. In April 2004, the Company signed a new 10-year and four month lease agreement for its North Carolina facility. The Company moved to the new facility in North Carolina, which triggered the lease commencement, in November 2004. No payments are due during the first year of the lease. Beginning in the second year of the agreement, the annual lease payment will be approximately $427 increasing to approximately $517 in the final year of the lease. In the second quarter of 2004, the Company signed a 10-year lease agreement for its facility in Takeley, England, which requires annual lease payments of approximately $115 for the first five years with an annual review of rent thereafter. For purposes of the table below, the Company has assumed a constant rent for the 10-year period. In addition, the Company leases space in Houston, Texas under a lease agreement that expires in December 2009, which requires annual lease payments of approximately $134. The Company is recording the expense associated with the leases on a straight-line basis over the expected term of the leases. In addition to the operating lease agreements for the Company's current facilities, the Company also has operating leases for various pieces of office equipment.

        Rental expense for all operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $2,013, $1,767 and $1,168, respectively.

        Future minimum payments under all non-cancelable operating leases in effect as of December 31, 2004 are as follows:

2005	$1,506
2006	1,751
2007	1,751
2008	1,744
2009	1,723
Thereafter	5,113

Indemnification provisions

        In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in the Company's judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has not recorded a liability for these provisions as of December 31, 2004.

(14) LEGAL MATTERS

        The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2004, there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position and cash flows.

(15) SIGNIFICANT CUSTOMERS AND FOREIGN BASED REVENUES

        For the years ended December 31, 2004, 2003 and 2002 approximately 25%, 0% and 4%, respectively, of the Company's revenues resulted from foreign-based customers. For the year ended December 31, 2004, revenue from Pfizer, Inc. (Pfizer) accounted for 20% of our total revenue. For the year ended December 31, 2003, revenue from Johnson & Johnson Pharmaceutical Research and Development (J&J PRD), Millennium Pharmaceuticals, Inc. and Pfizer accounted for 63% of our total revenue. For the year ended December 31, 2002, revenue from Gene Logic, Inc., J&J PRD and Pfizer, accounted for 82% of our total revenue. The contract with J&J PRD, which accounted for 23% and 46% of our revenue for 2003 and 2002, respectively, expired in January 2004. The contract with Gene Logic, Inc., which accounted for 24% of our revenue for 2002 expired in the fourth quarter of 2002.

(16) QUARTERLY DATA—UNAUDITED

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$3,728	$5,355	$5,627	$6,207
Total operating expenses	8,231	11,780	10,285	10,016
Operating loss	(4,503)	(6,425)	(4,658)	(3,809)
Net loss applicable to common shareholders	(4,825)	(7,761)	(6,027)	(4,118)
Net loss per common share:
Basic and diluted	(0.21)	(0.26)	(0.20)	(0.13)
	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total Revenues	$2,139	$3,113	$2,571	$4,696
Total operating expenses	6,798	7,118	8,545	8,544
Operating loss	(4,659)	(4,005)	(5,974)	(3,848)
Net loss applicable to common shareholders	(4,726)	(3,786)	(5,844)	(6,480)
Net loss per common share:
Basic and diluted	(0.21)	(0.17)	(0.25)	(0.28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Consolidated Financial Statements included under Item 8:

      Report of Independent Registered Public Accounting Firm

      Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 2004 and 2003

        Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements

(a)
(2) Financial Statement Schedules:

        We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

(a)
(3) Exhibits:

        The Exhibits that are filed as part of this Annual Report on Form 10-K are set forth in the Exhibit Index hereto, and are incorporated herein by reference.

(b)
Exhibits.

        The Exhibits that are filed as part of this Annual Report on Form 10-K are set forth in the Exhibit Index hereto, and are incorporated herein by reference.

(c)
Financial Statement Schedules.

        We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on March 15, 2005.

GENAISSANCE PHARMACEUTICALS, INC.
By:	/s/ KEVIN RAKIN Kevin Rakin Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN RAKIN Kevin Rakin	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005
/s/ BEN D. KAPLAN Ben D. Kaplan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ JÜRGEN DREWS, M.D. Jürgen Drews, M.D.	Chairman of the Board	March 15, 2005
/s/ KAREN DAWES Karen Dawes	Director	March 15, 2005
/s/ JOSEPH KLEIN III Joseph Klein III	Director	March 15, 2005
/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 15, 2005
/s/ SETH RUDNICK, M.D. Seth Rudnick, M.D.	Director	March 15, 2005
/s/ CHRISTOPHER WRIGHT Christopher Wright	Director	March 15, 2005

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1^(1)	Asset Purchase Agreement between Genaissance and DNA Sciences, Inc., dated March 28, 2003.
2.2^(1)	Amendment No. 1, dated May 5, 2003, to Asset Purchase Agreement between Genaissance and DNA Sciences, Inc., dated March 28, 2003.
2.3^(2)	Agreement and Plan of Merger, dated as of December 18, 2003, by and among Genaissance, Brown Acquisition Corp. and Lark Technologies, Inc.
3.1(3)	Amended and Restated Certificate of Incorporation, as amended.
3.2(4)	Amended and Restated By-Laws.
4.1(4)	Specimen Certificate of Genaissance's Common Stock, $.001 par value.
4.2(4)	Form of Common Stock Purchase Warrant, together with a list of warrant holders.
4.3(5)	Warrant, dated as of October 29, 2003 issued by Genaissance to RAM Trading, Ltd.
4.4(5)	Specimen Certificate of Genaissance's Series A Preferred Stock, $.001 par value.
4.5	Warrant to Purchase Common Stock, dated as of June 30, 2004, issued by Genaissance to Ritchie Long/Short Trading Ltd. Filed herewith.
4.6(6)	Form of Warrant, dated as of November 18, 2004, issued by Genaissance to the Investors named in that certain Securities Purchase Agreement of even date therewith.
10.1*(4)	2000 Amended and Restated Equity Incentive Plan, as amended.
10.2*(4)	Stock Option Plan.
10.3*(4)	Employee Stock Purchase Plan 2000, as amended.
10.4(4)	Lease Agreement between Genaissance and Science Park Development Corporation dated September 15, 1998.
10.5(4)	Amendment No. 1 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 1, 1999.
10.6(4)	Amendment No. 2 to Lease Agreement between Genaissance and Science Park Development Corporation dated December 16, 1999.
10.7*(4)	Genaissance 401(k) Plan.
10.8+(4)	Collaboration Agreement between Genaissance and Telik, Inc. dated February 11, 1998.
10.9(4)	First Amendment, dated February 11, 1999, to the Collaboration Agreement between Genaissance and Telik, Inc. dated February 11, 1998.
10.10+(4)	License Agreement between Genaissance and Visible Genetics, Inc. dated November 21, 1996.
10.11+(4)	Patent License Amending Agreement between Genaissance and Visible Genetics, Inc. dated March 16, 2000.
10.12(4)	Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated September 15, 1998.
10.13(4)	Loan Agreement between Genaissance and Connecticut Innovations, Incorporated dated December 1, 1999.
10.14+(4)	Strategic Alliance Agreement between Genaissance and Sequenom, Inc. dated as of May 3, 2000.
10.15(4)	Letter Agreement with Connecticut Innovations, Incorporated dated June 2, 2000.
10.16(4)	Second Amended and Restated Registration Rights Agreement with the purchasers of Series A and Series KBL Non-voting Preferred Stock dated March 10, 2000.
10.17(4)	Amended and Restated Registration Rights Agreement with the purchasers of Series B and Series KBH Preferred Stock dated March 10, 2000.
10.18(4)	Amendment No. 3 to Lease Agreement between Genaissance and Science Park Development Corporation dated June 1, 2000.
10.19(4)	Purchase Agreement with Connecticut Innovations, Incorporated dated March 10, 1994.

10.20(4)	Financing Agreement with Connecticut Innovations, Incorporated dated November 16, 1994.
10.21(4)	Financing Agreement with Connecticut Innovations, Incorporated dated September 10, 1996.
10.22(4)	Agreement Concerning Conversion of Convertible Note and Connecticut Presence with Connecticut Innovations, Incorporated dated August 24, 1998.
10.23(4)	Supplemental Agreement to Agreement Concerning Conversion of Convertible Note and Connecticut Presence with Connecticut Innovations, Incorporated dated November 23, 1999.
10.24(4)	Letter Agreement with Connecticut Innovations, Incorporated dated February 17, 2000.
10.25(7)	Third Loan Agreement with Connecticut Innovations, Incorporated dated July 26, 2000.
10.26+(8)	Agreement with Pfizer Inc. dated August 29, 2001.
10.27+(8)	Mednostics™ Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.
10.28+(8)	International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4, 2002.
10.29(8)	Fourth Amendment to Lease between Science Park Development Corporation and Genaissance dated September 30, 2001.
10.30+(9)	Amendment, dated December 18, 2002, to Mednostics™ Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.
10.31+(9)	Training and License Agreement with Becton, Dickinson and Company dated December 18, 2002.
10.32+(1)	Technology and Database License Agreement between Genaissance and Millennium Pharmaceuticals, Inc., dated January 7, 2003.
10.33+(1)	Research Collaboration and License Agreement between Genaissance, Bayer AG and Bayer Healthcare LLC, dated January 15, 2003.
10.34(1)	Amendment, dated February 6, 2003, to Agreement with Pfizer Inc., dated August 29, 2001.
10.35+(1)	Genotyping Services Agreement between Genaissance and Wayne State University, dated March 11, 2003.
10.36(1)	Amendment, dated March 12, 2003, to Master Equipment Lease Agreement between Genaissance and General Electric Capital Corporation (successor-in-interest to Oxford Venture Finance, LLC), dated June 10, 1999.
10.37*(1)	Management Incentive Program Summary.
10.38*(10)	Employment Agreement with Ben Kaplan, dated May 6, 2003.
10.39(5)	Series A Preferred Stock Purchase Agreement, dated as of October 29, 2003, by and between Genaissance and RAM Trading, Ltd.
10.40(5)	Registration Rights Agreement, dated as of October 29, 2003, by and between Genaissance and RAM Trading, Ltd.
10.41(11)	Loan and Security Agreement, dated as of September 30, 2003, by and between Genaissance and Comerica Bank.
10.42+(12)	Consumer Genomics and HAP™ Technology License Agreement, dated as of November 17, 2003, by and between Genaissance and Sciona Limited.
10.43+(12)	Investment Agreement between Genaissance, Prelude Trust PLC, Abbey National Treasury Services Overseas Holdings and Sciona Limited, not dated.
10.44+(13)	Agreement, dated as of May 15, 2003, between Genaissance and Prometheus Laboratories, Inc.
10.45*(13)	Employment Agreement with Kevin Rakin dated as of January 1, 2004.
10.46*(13)	Employment Agreement with Gerald F. Vovis dated as of January 1, 2004.
10.47*(13)	Employment Agreement with Richard Judson dated as of January 1, 2004

10.48*(13)	Employment Agreement with Ben D. Kaplan dated as of January 1, 2004
10.49*(14)	Employment Agreement, dated as of December 18, 2003, by and between Genaissance and Carl Balezentis.
10.50	Letter Agreement, dated as of June 29, 2004, between Genaissance and RAM Trading, Ltd. Filed herewith.
10.51+(15)	Strength Research License Agreement by and between Genaissance and AstraZeneca UK Limited dated September 5, 2003.
10.52+(16)	License, Development and Cooperation Agreement by and between Merck KGaA and Genaissance dated September 22, 2004.
10.53	Waiver, dated October 5, 2004, to that certain Loan and Security Agreement by and between Genaissance and Comerica Bank dated as of September 30, 2003. Filed herewith.
10.54	Waiver, dated November 8, 2004, to that certain Loan and Security Agreement by and between Genaissance and Comerica Bank dated as of September 30, 2003. Filed herewith.
10.55*(17)	Form of Nonstatutory Stock Option Agreement under Genaissance's 2000 Amended and Restated Equity Incentive Plan, as amended.
10.56*(17)	Form of Incentive Stock Option Agreement under Genaissance's 2000 Amended and Restated Equity Incentive Plan, as amended.
10.57(18)	Agreement and Acknowledgment by and between Genaissance and RAM Trading, Ltd., dated as of November 15, 2004.
10.58(19)	Form of Securities Purchase Agreement, dated as of November 18, 2004, by and among Genaissance and the Investors named therein.
10.59(20)	Termination Agreement by and between Genaissance and RAM Trading, Ltd., dated November 24, 2004.
10.60+	Amendment, dated as of July 16, 2004, to Agreement between Genaissance and Pfizer Inc., dated as of August 29, 2001. Filed herewith.
10.61*	Summary of compensation arrangement applicable to Genaissance's Board of Directors. Filed herewith.
10.62*	Summary of compensation arrangement applicable to Genaissance's named executive officers. Filed herewith.
10.63	Waiver and Acknowledgment, dated as of November 18, 2004, by and between Genaissance and RAM Trading, Ltd. Filed herewith.
10.64	Letter Agreement, dated as of August 30, 2004, by and between Genaisance and RAM Trading, Ltd. Filed herewith.
10.65	First Amendment, dated March 16, 2004, to that certain Loan and Security Agreement by and between Genaissance and Comerica Bank dated as of September 30, 2003. Filed herewith.
14.1(13)	Code of Business Conduct and Ethics.
21.1	Subsidiaries of Genaissance. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. 1350. Filed herewith.
32.2	Certification pursuant to 18 U.S.C. 1350. Filed herewith.

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

(3)
Filed as an exhibit to Genaissance's Form 8-A/A (File No. 000-30981) filed with the SEC on December 16, 2004 and incorporated herein by reference.

(4)
Filed as an exhibit to Genaissance's Registration Statement on Form S-1, as amended (File No. 333-35314), and incorporated herein by reference.

(5)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 5, 2003 and incorporated herein by reference.

(6)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 22, 2004 and incorporated herein by reference.

(7)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2000 and incorporated herein by reference.

(8)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2001 and incorporated herein by reference.

(9)
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

(13)
Filed as an exhibit to Genaissance's Annual Report on Form 10-K (File No. 000-30981) for the year ended December 31, 2003 and incorporated herein by reference.

(14)
Filed as an exhibit to Genaissance's Registration Statement on Form S-4 (File No. 333-112737) filed with the SEC on February 12, 2004 and incorporated herein by reference.

(15)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended June 30, 2004 and incorporated herein by reference.

(16)
Filed as an exhibit to Genaissance's Current Report on Form 8-K/A (File No. 000-30981) filed with the SEC on October 13, 2004 and incorporated herein by reference.

(17)
Filed as an exhibit to Genaissance's Quarterly Report on Form 10-Q (File No. 000-30981) for the quarter ended September 30, 2004 and incorporated herein by reference.

(18)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 16, 2004 and incorporated herein by reference.

(19)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 22, 2004 and incorporated herein by reference.

(20)
Filed as an exhibit to Genaissance's Current Report on Form 8-K (File No. 000-30981) filed with the SEC on November 29, 2004 and incorporated herein by reference.

QuickLinks

Documents Incorporated By Reference
  ITEM 1. BUSINESS
  ITEM 1A. EXECUTIVE OFFICERS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Related to Our Need for Financing and Financial Results
Risks Related to Commercialization and Development
Risks Related to Our Intellectual Property
Regulatory Risks
Additional Risks Related to Our Business
Risks Relating to Financial Reporting
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX