Form 10-K/A
period 2004-12-31
GENAISSANCE PHARMACEUTICALS INC
filed 2005-04-26
CIK 1110009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 000-30981

                                -----------------

                        GENAISSANCE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                    06-1338846
           (State or other jurisdiction of                            (I.R.S. Employer Identification No.)
            incorporation or organization)

                   FIVE SCIENCE PARK
                NEW HAVEN, CONNECTICUT                                                06511
       (Address of principal executive offices)                                    (Zip Code)

       Registrant's telephone number, including area code: (203) 773-1450

                                -----------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, $.001 PAR VALUE
                                                                  (Title of each class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, is to file Exhibits 10.64, 10.66,
10.67 and 10.68. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K on March 15, 2005, or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to the Form 10-K as originally filed or the exhibits filed therewith, except for changes to the certifications required by (i) Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and (ii) 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of New Haven, Connecticut, on April 26, 2005.

                                GENAISSANCE PHARMACEUTICALS, INC.



                                By: /s/ Kevin Rakin
                                    ------------------------------------------
                                    Kevin Rakin
                                    Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                              DESCRIPTION OF DOCUMENT
----------                                               -----------------------
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

4.3(5)              Warrant, dated as of October 29, 2003 issued by Genaissance to RAM Trading, Ltd.

4.4(5)              Specimen Certificate of Genaissance's Series A Preferred Stock, $.001 par value.

4.5++               Warrant to Purchase Common Stock, dated as of June 30, 2004, issued by Genaissance to Ritchie
                    Long/Short Trading Ltd.

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

10.24(4)            Letter Agreement with Connecticut Innovations, Incorporated dated February 17, 2000.

10.25(7)            Third Loan Agreement with Connecticut Innovations, Incorporated dated July 26, 2000.

10.26+(8)           Agreement with Pfizer Inc. dated August 29, 2001.

10.27+(8)           Mednostics(TM)Collaboration and License Agreement with Biogen, Inc. dated as of January 31, 2002.

10.28+(8)           International Sales Representative Agreement with Intec Web and Genome Informatics Corporation dated as of February 4, 2002.

10.29(8)            Fourth Amendment to Lease between Science Park Development Corporation and Genaissance dated
                    September 30, 2001.

10.30+(9)           Amendment, dated December 18, 2002, to Mednostics(TM)Collaboration and License Agreement with
                    Biogen, Inc. dated as of January 31, 2002.

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

10.38*(10)          Employment Agreement with Ben Kaplan, dated May 6, 2003.

10.39(5)            Series A Preferred Stock Purchase Agreement, dated as of October 29, 2003, by and between
                    Genaissance and RAM Trading, Ltd.

10.40(5)            Registration Rights Agreement, dated as of October 29, 2003, by and between Genaissance and RAM
                    Trading, Ltd.

10.41(11)           Loan and Security Agreement, dated as of September 30, 2003, by and between Genaissance and
                    Comerica Bank.

10.42+(12)          Consumer Genomics and HAP(TM)Technology License Agreement, dated as of November 17, 2003, by and between Genaissance and Sciona Limited.

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

10.46*(13)          Employment Agreement with Gerald F. Vovis dated as of  January 1, 2004.

10.47*(13)          Employment Agreement with Richard Judson dated as of  January 1, 2004

10.48*(13)          Employment Agreement with Ben D. Kaplan dated as of  January 1, 2004

10.49*(14)          Employment Agreement, dated as of December 18, 2003, by and between Genaissance and Carl
                    Balezentis.

10.50++             Letter Agreement, dated as of June 29, 2004, between Genaissance and RAM Trading, Ltd.

10.51+(15)          Strength Research License Agreement by and between Genaissance and AstraZeneca UK Limited dated
                    September 5, 2003.

10.52+(16)          License, Development and Cooperation Agreement by and between Merck KGaA and Genaissance dated
                    September 22, 2004.

10.53++             Waiver, dated October 5, 2004, to that certain Loan and Security Agreement by and between
                    Genaissance and Comerica Bank dated as of September 30, 2003.

10.54++             Waiver, dated November 8, 2004, to that certain Loan and Security Agreement by and between
                    Genaissance and Comerica Bank dated as of September 30, 2003.

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

10.59(20)           Termination Agreement by and between Genaissance and RAM Trading, Ltd., dated November 24,
                    2004.

10.60+,++           Amendment, dated as of July 16, 2004, to Agreement between Genaissance and Pfizer Inc., dated as of August 29, 2001.

10.61*++            Summary of compensation arrangement applicable to Genaissance's Board of Directors.

10.62*++            Summary of compensation arrangement applicable to Genaissance's named executive officers.

10.63++             Waiver and Acknowledgement, dated as of November 18, 2004, by and between Genaissance and RAM
                    Trading, Ltd.

10.64               Letter Agreement, dated as of August 30, 2004, by and between Genaissance and RAM Trading, Ltd.
                    Filed herewith.

10.65++             First Amendment, dated March 16, 2004, to that certain Loan and Security Agreement by and between Genaissance and Comerica Bank dated as of September 30, 2003.

10.66               Lease Agreement by and between Lark Technologies, Inc. and Westwood Venture Limited Partnership,
                    dated as of November 18, 1999.  Filed herewith.

10.67               Lease Agreement by and between Genaissance and Duke Realty Limited Partnership, dated as of
                    April 26, 2004.  Filed herewith.

10.68               Lease by Mr and Mrs D V Waterman to Lark Technologies Inc., dated as of July 14, 2004.  Filed herewith.

14.1(13)            Code of Business Conduct and Ethics.

21.1++              Subsidiaries of Genaissance.

23.1++              Consent of PricewaterhouseCoopers LLP.

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

++ Previously filed as Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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