Form 10-Q
period 2005-03-31
GENAISSANCE PHARMACEUTICALS INC
filed 2005-05-05
CIK 1110009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

Yes ☒                                     No ☐

The number of shares of the registrant’s outstanding common stock as of May 2, 2005, was 35,348,497 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the Quarter Ended March 31, 2005

Index

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 – Exhibits

Signature

The Genaissance name and logo, the Lark name and logo, and DecoGen®, HAP®, HAPTM and FAMILION™ are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries.  All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – Financial Information

Item 1 – Financial Statements (unaudited).

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

 (In thousands, except per share data)

	March 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,880	$9,174
Restricted cash	224	213
Accounts receivable and unbilled revenue, net	4,256	4,251
Taxes receivable	685	652
Inventory	661	606
Other current assets	935	1,020

Total current assets	12,641	15,916

PROPERTY AND EQUIPMENT, net	8,601	9,182
DEFERRED FINANCING COSTS, net	211	216
INVESTMENT IN AFFILIATE	1,186	1,186
GOODWILL	12,286	12,286
OTHER INTANGIBLES, net	11,003	11,153
OTHER ASSETS	95	99

Total assets	$46,023	$50,038

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$845	$3,648
Accounts payable	1,722	1,472
Accrued expenses	2,264	2,929
Accrued dividends	1,207	1,260
Current portion of deferred revenue	1,356	1,789

Total current liabilities	7,394	11,098

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	6,050	3,692
Deferred revenue, net of current portion	2,613	2,791
Deferred tax liabilities	1,327	1,327
Other long-term liabilities	2,618	2,330

Total long-term liabilities	12,608	10,140

COMMITMENTS AND CONTINGENCIES (Note 16)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
460 authorized shares at March 31, 2005 and December 31, 2004; $.001 par value; 460 shares Issued and outstanding at March 31, 2005 and December 31, 2004 (liquidation preference $10,350 at March 31, 2005)	9,783	9,698

STOCKHOLDERS’ EQUITY:
Preferred stock, 540 authorized shares at March 31, 2005 and December 31, 2004; no shares issued or outstanding except for series A included above	—	—
Common stock, 58,000 authorized shares at March 31, 2005 and December 31, 2004; $.001 par value; 35,343 and 34,708 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	35	35
Additional paid-in capital	253,992	252,945
Accumulated deficit	(236,651)	(233,522)
Deferred compensation	(1,119)	(374)
Accumulated other comprehensive income (loss)	(19)	18

Total stockholders’ equity	16,238	19,102

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$46,023	$50,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

REVENUES:
License and research	$2,853	$2,868
Laboratory services	2,735	860

Total revenue	5,588	3,728

OPERATING EXPENSES:
Cost of laboratory services	2,027	861
Research and development	3,301	5,012
Selling, general and administrative	3,240	2,358

Total operating expenses	8,568	8,231

Loss from operations	(2,980)	(4,503)

OTHER INCOME (EXPENSE):
Other income	34	75
Interest expense	(157)	(180)

Loss before income taxes and equity in loss of affiliate	(3,103)	(4,608)

Income tax (expense) benefit	(26)	49

Loss before equity in loss of affiliate	(3,129)	(4,559)

Equity in loss of affiliate	—	(150)

Net loss	(3,129)	(4,709)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(136)	(110)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK AND WARRANT	—	(6)

Net loss applicable to common stockholders	$(3,265)	$(4,825)

Net loss per common share, basic and diluted	$(0.09)	$(0.21)

Weighted average shares used in computing net loss per common share	34,629	23,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,129)	$(4,709)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	1,552
Stock-based compensation	396	87
Non-cash service and license expense paid with stock	—	31
Equity in loss of affiliate	—	150
Changes in assets and liabilities:
Accounts receivable	(5)	248
Taxes receivable	(33)	(55)
Inventory and other current assets	(20)	(325)
Other assets	—	(727)
Accounts payable	250	464
Accrued expenses	(660)	(1,403)
Deferred revenue	(611)	268
Other long-term liabilities	288	—
Net cash used in operating activities	(2,621)	(4,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(98)	(410)
Investment in affiliate	—	(38)
Increase in restricted cash	(11)	—
Proceeds from sales of marketable securities	—	2,650
Net cash (used in) provided by investing activities	(109)	2,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	42	15
Repayment of long-term debt	(445)	(506)
Financing costs	(20)	—
Preferred stock dividends paid	(104)	(23)
Net cash used in financing activities	(527)	(514)

Effect of exchange rate changes on cash	(37)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,294)	(2,731)

CASH AND CASH EQUIVALENTS, beginning of period	9,174	8,033

CASH AND CASH EQUIVALENTS, end of period	$5,880	$5,302

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	$109	$172
Income taxes paid	$—	$6
Issuance of restricted shares, net of forfeitures	$1,118	$—
Issuance of common stock for services and licenses	$—	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended March 31, 2005

(Amounts in thousands, except per share data)

(1)                     BASIS OF PRESENTATION

Genaissance Pharmaceuticals, Inc., together with its subsidiary, Lark Technologies, Inc. (Genaissance or the Company), develops innovative products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services.  The Company also markets its proprietary FAMILION Test, a genetic test for cardiac channelopathies that is compliant with the Clinical Laboratory Improvement Amendments, or CLIA.  The FAMILION Test is designed to detect mutations responsible for causing familial Long QT (LQT) and Brugada Syndromes, two causes of sudden cardiac death.  The Company’s product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population.  This strategy is designed to enable the Company to leverage existing clinical data and, thus, reduce the costs and risks associated with traditional drug development and increase the probability of clinical success and commercialization.  The Company’s lead therapeutic product, vilazodone for depression, is in Phase II of development.

The accompanying condensed consolidated financial statements of the Company were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2004, included in its Annual Report on Form 10-K (File No. 000-30981).  The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, including the elimination of all significant intercompany transactions, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The Company believes that its current cash balance and the funds generated from operations will be sufficient to cover anticipated cash needs through at least the next 12 months, except with respect to funds required for the clinical development of vilazodone.  The Company’s current business plan reflects continued initiatives to increase revenue, reduce cost of laboratory services as a percentage of revenue, reduce research and development expenses and control selling, general and administrative costs.  If the Company is unable to achieve revenue and cost targets within a reasonable range of its operating plan, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources, in order to satisfy its projected cash needs. Further, the Company is also reviewing various alternatives to finance its ongoing operations and meet its obligations, including potentially reorganizing the Company, disposing of some of its assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.

The Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic related technologies.  In addition to the normal risks associated with a business venture, there can be no assurance that the Company’s technologies will be successfully used, that the Company will obtain adequate patent protection for its technologies and that any of its products will be commercially viable.  The Company has incurred substantial losses to date and expects to incur substantial expenditures in the foreseeable future to fund its research and development and commercialization of its products.

(2)                     ORGANIZATION, OPERATIONS AND RECENT DEVELOPMENTS

In April 2005, the Company entered into a Note and Warrant Purchase Agreement with Xmark Opportunity Fund, Ltd., Xmark Opportunity Fund, L.P. and Xmark JV Investment Partners, LLC (collectively Xmark), pursuant to which, among other things, the Company issued Notes (collectively Note) to Xmark in the aggregate principal amount of $4,500.  The Note is secured by substantially all of the Company’s assets, excluding, among other assets, the Company’s intellectual property.  In addition, the Company issued Xmark warrants to purchase an aggregate of 2,000 shares of the Company's common stock at an exercise price of $2.25 per share.  Concurrent with signing the Note, the Company terminated its Loan and Security Agreement with Comerica Bank N.A. (Comerica) and repaid all outstanding principal and interest due to Comerica.  The Note is payable on April 21, 2007.  As a result of these transactions, the Company has classified the Comerica debt as long-term in the accompanying condensed consolidated balance sheet as of March 31, 2005.  See Note 17 for further discussion of the Note.

In November 2004, the Company reduced its workforce by approximately 10% to align better its operating structure with its current and projected revenues and reduced expenses in certain other areas.  The Company took a charge of approximately $400 in the fourth quarter of 2004, primarily relating to severance obligations in connection with this workforce reduction.

In September 2004, the Company entered into a license, development and cooperation agreement with Merck KgaA (Merck) pursuant to which the Company acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  In consideration for the rights relating to vilazodone, the Company agreed to pay an initial license fee in shares of the Company’s common stock and milestone payments upon the achievement of specified development, regulatory and sales milestones.  Under the terms of the agreement, the Company can pay the initial license fee and milestone payments, until the first commercial sale of vilazodone, through the issuance of its common stock.  The Company issued 369 shares of its common stock to Merck in payment of the initial license fee.  Under the terms of the agreement, if Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of its common stock then outstanding, or if the average closing price of the Company’s common stock at the time of the respective payment date is below $2.25 per share, the Company is required to make milestone payments to Merck in cash.  In addition, the agreement requires that the Company demonstrate its ability to fund the initial research and development activities by July 22, 2005 or Merck may terminate the agreement and reacquire rights to vilazodone.  Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party.  The Company is reviewing its alternatives in connection with obtaining the financing required to conduct initial research and development related activities under the Merck agreement.

In April 2004, the Company acquired Lark Technologies, Inc. (Lark) in a stock-for-stock merger such that Lark became a wholly-owned subsidiary of the Company.  Lark provides Good Laboratory Practices (GLP) compliant and research sequencing and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas and the United Kingdom.  Lark’s service portfolio consists of over 100 different molecular biology services in the areas of nucleic acid extraction, DNA sequencing, genetic stability testing, gene expression and detection as well as other custom services.  See Note 3 for further discussion of the Lark acquisition.

(3)                     ACQUISITION OF LARK TECHNOLOGIES

On April 1, 2004, Genaissance acquired Lark in a stock-for-stock merger accounted for as a purchase transaction.  The total cost of the acquisition was approximately $24,486.  The purchase price was allocated to the tangible and identifiable intangible assets of Lark acquired by Genaissance and the liabilities assumed by Genaissance on the basis of their fair values on the acquisition date.

The results of operations of Lark are included in the Company’s condensed consolidated statements of operations since the date of acquisition.  Supplemental pro forma disclosure of results of operations for the three months ended March 31, 2004 as though the merger had been completed as of January 1, 2004, are as follows:

Revenue	$5,589
Operating loss	(5,349)
Net loss attributable to common stockholders	(5,697)
Earnings per share	$(0.22)

The financial statements of the Company’s U.K. facility are measured using the local currency as the functional currency.  Assets and liabilities of the U.K. facility are translated at the rates of exchange at the balance sheet date.  The resulting translation adjustments are recorded in a separate component of stockholders’ equity included in other comprehensive income (loss) (see Note 14).  Income and expense items are translated at average monthly rates of exchange.

Laboratory services revenue for the U.K. facility totaled approximately $485 for the three months ended March 31, 2005.

(4)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  There is no difference in basic and diluted net loss per common share as the effect of the convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented.  The outstanding convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 14,565 and 9,320 shares of common stock at March 31, 2005 and 2004, respectively.

(5)                     DEFERRED COMPENSATION

In January 2005, the Company issued 527 shares of restricted stock to certain of its employees under its 2000 Amended and Restated Equity Incentive Plan.  The shares of restricted stock vest fully in February 2006.  The Company recorded deferred compensation based on the fair market value of the stock on the date of grant and is recognizing the expense, net of cancellations, ratably over the period from the date of grant to the vesting date.

(6)                     REVENUE RECOGNITION

The Company earns its revenues primarily through the licensing of its HAP Technology and by providing molecular biology services.  The Company recognizes revenue associated with molecular biology services, which are included in laboratory service revenue in the accompanying condensed consolidated statements of operations, in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (which supercedes SAB No. 101, Revenue Recognition in Financial Statements) as the services are performed provided that persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured.

In accordance with SAB No. 104 and Emerging Issues Task Force Issue 00-21, the Company generally recognizes license fees over the term of the agreement and research fees as the research is performed.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalties received under these agreements, if any, will be recognized, provided that the milestone is substantive and a culmination of the earnings process has occurred.

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

(7)                     RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment.  The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  In April 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) to be the first annual reporting period starting after December 15, 2005.  The Company routinely uses share-based payment arrangements as compensation for its employees.  The Company is in the process of evaluating the impact the adoption of SFAS No. 123(R) but believes it will have a material impact on its condensed consolidated financial statements.  See Note 9 for the effect on net income for the three months ended March 31, 2005 and 2004.

(8)                     GOODWILL AND INTANGIBLE ASSETS

Goodwill and identifiable intangible assets recorded in the condensed consolidated balance sheet of the Company are comprised of the following as of March 31, 2005:

	Gross	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Patents acquired	$868	$(222)
Lark customer relationships	7,200	(480)

Unamortizable intangible assets:
Lark trade name	3,500	—
Lark GLP certification	137	—
Lark goodwill	12,286	—

Total	$23,991	$(702)

Amortization expense was approximately $151 and $30 for the three months ended March 31, 2005 and 2004, respectively.

The expected amortization expense for the current and each of the next four years is as follows:

Fiscal 2005	$599
Fiscal 2006	599
Fiscal 2007	599
Fiscal 2008	559
Fiscal 2009	535

(9)                     ACCOUNTING FOR STOCK-BASED COMPENSATION

At March 31, 2005, the Company had one stock-based compensation plan, which is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended
	March 31,
	2005	2004

Net loss applicable to common shareholders, as reported	$(3,265)	$(4,825)
Add: Stock-based employee compensation expense included in reported net loss	23	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(535)	(449)
Pro forma net loss applicable to common shareholders	$(3,777)	$(5,235)

Net loss per share:
Basic and diluted - as reported	$(0.09)	$(0.21)

Basic and diluted - pro forma	$(0.11)	$(0.23)

(10)              SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2005, revenue from Pfizer, Inc. (Pfizer) accounted for 20% of the Company’s total revenue.  For the three months ended March 31, 2004, revenue from Pfizer, Johnson & Johnson Pharmaceutical Research and Development (J&J PRD) and Millennium Pharmaceuticals, Inc. accounted for 38%, 16% and 10% of the Company’s total revenue.  The collaboration agreement with J&J PRD expired in the first quarter of 2004, which accounted for approximately $600 of revenue recognized during the three months ended March 31, 2004.

(11)              INVESTMENT IN AFFILIATE

In November 2003, the Company entered into several agreements with Sciona Inc. (Sciona, formerly known as Sciona Limited), whereby the Company granted a technology license to Sciona (Technology License) in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment).  In September 2004, Sciona closed an equity financing, which diluted the Company’s holdings to 13% (11% on a fully diluted basis).  As a result, the Company changed its method of accounting for the investment from the equity method to the cost method, and the Company no longer records its percentage interest in the results of operations of Sciona.  In February 2005, Sciona closed an additional equity financing, which further diluted the Company’s holdings to 9% (7% on a fully diluted basis).  The Technology License grants Sciona an exclusive license to the Company’s HAP Technology for consumer tests, as defined in the Technology License, for a period of five years.  Sciona is obligated to pay to the Company specified royalties and service fees, subject to minimum payments.  The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

Deferred revenue resulting from the Technology License and the accompanying investment were recorded based upon the approximate $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License.  The excess of the Investment, over the underlying fair value of the net assets of Sciona, is considered to be unamortizable goodwill.  Deferred revenue is being amortized into income over the term of the Technology License.  The accompanying condensed consolidated statements of operations include approximately $127 of license and research revenue recognized from the amortization of deferred revenue during the three months ended March 31, 2005.  The revenue recognized represents the ratable portion of the Technology License fee for the three months ended March 31, 2005, as a result of Sciona meeting the Sciona Milestones.  Also, included in the accompanying condensed consolidated statements of operations, for the three months ended March 31, 2005 and 2004, are approximately $375 and $47, respectively, of license and research revenues related to Sciona.

(12)              LONG-TERM DEBT

The Company entered into financing agreements (the Agreements) with Connecticut Innovations, Inc., a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company’s facility expansion in New Haven.  The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011.  Borrowings under the Agreements are collateralized by the related leasehold improvements.  Management believes that the Company is in compliance with all covenants under the Agreements as of March 31, 2005 and the Agreements do not contain any cross default provisions.

In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica, which was subsequently terminated with all outstanding principal and interest being repaid in April 2005 (See Note 17).  Under the terms of the agreement, the Company was required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  Due to the uncertainty surrounding future debt covenant compliance at December 31, 2004, the Company classified the Comerica debt as current in the accompanying condensed consolidated balance sheet as of December 31, 2004.

On April 21, 2005, the Company entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, among other things, the Company issued the Note to Xmark in the aggregate principal amount of $4,500. The Note, which is payable on April 21, 2007, bears interest at 5% and is secured by substantially all of the Company’s assets, excluding, among other assets, the Company’s intellectual property.  Under the terms of the Note, the Company is required to prepay the Note upon the occurrence of certain events including the sale of the Company’s assets, as defined.  In addition, the Company issued Xmark warrants to purchase an aggregate of 2,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and the Company issues specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including, without limitation, a split-up or combination of shares or a consolidation or merger where the Company is not the surviving entity.  Concurrent with signing the Note, the Company terminated its Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica.  As a result of these transactions, the Company has classified the Comerica debt as long-term in the accompanying condensed consolidated balance sheet as of March 31, 2005.

(13)              PREFERRED STOCK

In October 2003, the Company sold 270 shares of series A preferred stock (Series A), $0.001 par value per share, to RAM Trading, Ltd. (RAM) for $22.50 per share, resulting in proceeds of approximately $5,925, net of issuance costs of approximately $150.  In connection therewith, the Company issued RAM a warrant to purchase an additional 190 shares of Series A through December 31, 2005, at $22.50 per share, which RAM exercised on June 30, 2004, resulting in gross proceeds to the Company of $4,275.  In connection with the exercise of the warrant, the Company granted an affiliate of RAM a warrant to purchase approximately 262 shares of common stock at the then fair market value of $4.17 per share.

The Series A shares and the Series A warrant were initially recorded at their relative fair market values of approximately $5,195 and $880, respectively.  As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is being accreted through the earliest Put Date (as defined below) using the effective interest rate method.  This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

The rights of the Series A holders are as follows:

•                  Voting Rights – the holders of Series A are entitled to vote on all matters and are entitled to 0.88 votes per common equivalent share to comply with certain NASDAQ Marketplace rules.

•                  Dividend Rights – the Series A earns a dividend at the rate of 2% per annum payable in cash in arrears semi-annually in January and July.  Included in accrued dividends in the accompanying condensed consolidated balance sheets as of March 31, 2005 and 2004 is approximately $48 and $29, respectively, related to the Series A dividends.

•                  Conversion Rights – each share of Series A is convertible into ten shares of common stock at the option of the holder.  On or after October 29, 2006, the Company can require the conversion of the Series A if the common stock has traded above $7.00 for 23 consecutive business days.

•                  Redemption Rights – under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66-2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants.  The redemption value is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends.  A significant event is generally defined as a dissolution of the Company or the sale of the Company or substantially all of its assets.  If the significant event or breach occurs prior to October 29, 2008, the face value plus all of the unpaid cash dividends through October 29, 2008 also become payable (approximately $11,139 at March 31, 2005).  In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (the Put Dates).  Genaissance may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

In connection with the issuance of the Series A, the Company is required to maintain certain covenants.  The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $9,000; (ii) paying dividends on its common stock; and (iii) redeeming most of its equity securities.  Management believes that the Company was in compliance with these covenants as of March 31, 2005.

In June 2004, RAM agreed not to convert its Series A if such conversion would cause RAM, together with RAM’s affiliates, to beneficially own in excess of 9.99% of the Company’s common stock.

(14)              COMPREHENSIVE INCOME (LOSS)

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

A summary of total comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2005	2004

Net loss attributable to common stockholders	$(3,265)	$(4,825)
Other comprehensive income (loss)	(19)	18
Total comprehensive loss	$(3,284)	$(4,807)

(15)              INCOME TAXES

The State of Connecticut (the State) allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  In the three months ended March 31, 2005 and 2004, the Company recorded an estimated benefit of approximately $33 and $55, respectively, related to the State exchange program, which is offset by foreign and state tax expense.

Included in deferred tax liabilities in the accompanying condensed consolidated balance sheets are Federal and state deferred tax liabilities of approximately $1,236 and $91, respectively, which were established as a result of the purchase price allocation for the tax effects of temporary differences in amortization of intangible assets acquired in the Lark acquisition.

(16)              COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions, which, in the Company’s judgment, are normal and customary for companies in its industry sector.  These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  Since the date of its incorporation, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the current estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, the Company has not recorded a liability for these provisions as of March 31, 2005.

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

Under the terms of the license, development and cooperation agreement the Company signed with Merck in September 2004, the Company agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  To date the Company has not made any milestone or royalty payments to Merck.  Under the agreement, the Company is required to demonstrate that by no later than July 22, 2005, it will have at least $8,000 in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If the Company is unable to meet this requirement, Merck can terminate the agreement and reacquire the compound.  In addition, if Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of the Company’s common stock then outstanding, or if the average closing price of the common stock at the time of the respective payment date is below $2.25 per share, the Company will pay milestone payments to Merck in cash.

(17)              SUBSEQUENT EVENT

On April 21, 2005, the Company entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, among other things, the Company issued the Note to Xmark in the aggregate principal amount of $4,500.  The Note, which is payable on April 21, 2007, bears interest at 5% and is secured by substantially all of the Company’s assets, excluding, among other assets, the Company’s intellectual property.  Under the terms of the Note, the Company is required to prepay the Note upon the occurrence of certain events including the sale of the Company’s assets, as defined.  In addition, the Company issued Xmark warrants to purchase an aggregate of 2,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and the Company issues specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including, without limitation, a split-up or combination of shares or a consolidation or merger where the Company is not the surviving entity.  Concurrent with signing the Note, the Company terminated its Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica.  As a result of these transactions, the Company has classified the Comerica debt as long-term in the accompanying condensed consolidated balance sheet as of March 31, 2005.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                   You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.  In addition to the historical information, the discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking statements due to the factors set forth under “Factors Affecting Future Operating Results” below and elsewhere in this Quarterly Report.

Common Terms

We use the following terms in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

HAP Technology – the key components of our HAP Technology are:

•      a proprietary informatics system, which we call DecoGen, including unique algorithms for defining patient populations with different drug responses;

•      a database, which we call the HAP Database, of highly informative, proprietary measures of genetic variation, or haplotypes, which we call HAP Markers, for pharmaceutically relevant genes;

•      a cost-effective, efficient process for determining genomic variation in clinical DNA samples, genotyping;

•      and clinical genetics development skills.

Cardiac Channelopathies program – this program was designed to develop a CLIA compliant, genetic test for detecting cardiac ion channel mutations.  Cardiac channelopathies, including familial LQT and Brugada Syndromes, are conditions that affect the electrical system of the heart.  These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to abnormal heart rhythm, or arrhythmia.  Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients.  If left undiagnosed and untreated, these conditions can be fatal.  In May 2004, we launched our FAMILION Test, which is a CLIA compliant genetic test for cardiac channelopathies.  We will also seek to discover genetic markers that are predictive of drug-induced QT prolongation and arrhythmias, and arrhythmias that occur in patients with other disorders such as congestive heart failure.

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

Vilazodone program – this program is designed to identify genetic markers that define patients who are most likely to respond to vilazodone, a small molecule compound we licensed from Merck KGaA (Merck), which is under development for the treatment of depression.

Proprietary Programs – the five programs described above are referred to collectively as our proprietary programs.

Molecular Biology Services – these DNA-based analytical services include Good Laboratory Practices (GLP) compliant DNA isolation and banking and research and GLP compliant sequencing, genotyping and related services.

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

As of March 31, 2005, we had a total of 7,777 genes in our database, with 34 of these genes having been added during the three months ended March 31, 2005, and 31 genes having been added during the three months ended March 31, 2004.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced, it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and/or perform further quality assurance analysis.

Since our inception, we have incurred significant operating losses, and, as of March 31, 2005, we had an accumulated deficit of approximately $236.7 million.  The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations.  As part of our HAP Technology program, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes, but we do so only when information that we need is not then currently available in our HAP Database.  We expect to dedicate a significant portion of our resources for the foreseeable future to continue the development of our proprietary programs and service our proprietary programs and molecular biology services customers.  To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen Idec, Inc., Gene Logic, Inc., Johnson & Johnson Pharmaceutical Research & Development (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium), Pfizer, Inc. (Pfizer) and Wayne State University and from the molecular biology services that we offer.  The collaboration agreement with J&J PRD expired in the first quarter of 2004.

We are completing a strategic review of our operations, including reducing our operating costs.  Further, we are also reviewing various alternatives to finance our ongoing operations and meet our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our financing arrangements.

Financing Activities

On April 21, 2005, we entered into a Note and Warrant Purchase Agreement with Xmark Opportunity Fund, Ltd., Xmark Opportunity Fund, L.P. and Xmark JV Investment Partners, LLC (collectively Xmark), pursuant to which, among other things, we issued Notes (collectively Note) to Xmark in the aggregate principal amount of $4.5 million.  The Note, which is payable on April 21, 2007, bears interest at 5% and is secured by substantially all of our assets, excluding, among other assets, our intellectual property.  Under the terms of the Note, we are required to prepay the Note upon the occurrence of certain events including the sale of our assets, as defined.  In addition, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and we issue specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including, without limitation, a split-up or combination of shares or a consolidation or merger where we are not the surviving entity.  Concurrent with signing the Note, we terminated our Loan and Security Agreement with Comerica Bank N.A. (Comerica) and repaid all outstanding principal and interest due to Comerica. As a result of these transactions, we have classified the Comerica debt as long-term in our condensed consolidated balance sheet as of March 31, 2005.

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

Acquisitions

Lark Technologies, Inc.

We acquired Lark in a stock-for-stock merger that closed on April 1, 2004.  In the merger, each Lark stockholder received 1.81 shares of our common stock for each share of Lark common stock held.  Immediately following the closing, the former Lark stockholders held approximately 19.2% of our total outstanding shares, assuming the conversion of our preferred stock and the exercise and conversion of our preferred stock warrant then outstanding.

Lark provides contract, GLP compliant and research sequencing and associated molecular services to the pharmaceutical, biotechnology and agricultural industries through its GLP compliant facility in Houston, Texas and its research facility in Takeley, U.K.

We recorded the transaction as a purchase transaction for accounting purposes and allocated the purchase price of approximately $24.5 million to the assets purchased and liabilities assumed based upon their respective fair values.  We allocated the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog – one year; customer relationships – 15 years; and GLP certification and trade name – indefinite.  The resulting goodwill was approximately $10.8 million.  We expect to incur charges for amortization of intangibles of approximately $120,000 per quarter after March 31, 2005.

Our condensed consolidated financial statements include the results of operations and cash flows of Lark from the closing date.  Although Lark is contributing positive operating cash flows, we will still incur net losses in the foreseeable future as we continue to develop our proprietary programs.  The extent of the benefits received from the acquisition will depend upon how well we are able to obtain operational efficiencies and increased sales from the integration of Lark’s operations and sales force.

DNA Sciences, Inc.

On May 15, 2003, under order of the United States Bankruptcy Court, we acquired certain assets and assumed certain liabilities of DNA Sciences, Inc. for approximately $1.8 million, inclusive of related fees and expenses.  The primary assets acquired consisted of:

•                  a GLP compliant DNA isolation and banking and a GLP compliant and CLIA licensed genotyping services business;

•                  licenses and patent estates surrounding LQT Syndrome and a TPMT test; and

•                  certain trade accounts receivable and fixed assets.

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

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this Quarterly Report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to:

•                  revenue recognition;

•                  valuation of long-lived assets;

•                  research and development expenses; and

•                  goodwill and identifiable intangible assets

described below fit the definition of “critical accounting estimates.”

Revenue recognition.  We earn our revenues primarily through the licensing of our HAP Technology and by providing molecular biology services.  We recognize revenue associated with molecular biology services in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (which supercedes SAB No. 101, Revenue Recognition in Financial Statements) as the services are performed provided that persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured.  In accordance with SAB No. 104 and Emerging Issues Task Force Issue 00-21, we generally recognize license fees over the term of the agreement and research fees as the research is performed.  For agreements with multiple deliverables, revenue is not recognized unless the fair value of the undelivered elements can be determined and the elements delivered have stand-alone value to the customer.  Future milestones and royalties received under these agreements, if any, will be recognized, provided that the milestone is substantive and a culmination of the earnings process has occurred.  Deferred revenue results when consideration is received or amounts are receivable in advance of revenue recognition.  Deferred revenue related to license agreements is generally recognized over the license period.  For license agreements, which contain early termination provisions, we recognize revenue upon the expiration of the termination provision for the period from the original license date to the date the early termination provisions expire.

Valuation of long-lived assets.  We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable.  Factors, which could trigger an impairment review, include:

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

License and research revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and by providing molecular biology services.  License and research revenue was approximately $2.9 million for the three months ended March 31, 2005 and 2004.  Revenue from licensing our HAP Technology decreased approximately $1.5 million, due mainly to the expiration of our agreement with J&J PRD and a reduction in the data provided under our agreements with Millennium and Pfizer.  The collaboration agreement with J&J PRD expired in the first quarter of 2004, which accounted for approximately $600,000 of revenue recognized during the three months ended March 31, 2004.  The decrease was offset by increases of approximately $740,000 and $455,000 in revenue recognized from research genotyping and our collaboration with Sciona Inc. (Sciona), respectively, during the three months ended March 31, 2005.  In addition, during the three months ended March 31, 2005, we recognized approximately $201,000 in revenue from our FAMILION Test, which we launched in May 2004.

Laboratory services revenue consists of revenue recognized from services provided by our GLP compliant DNA banking and genotyping facility in Morrisville, North Carolina, and GLP compliant sequencing and related molecular biology services provided by Lark, which we acquired in April 2004.  Laboratory services revenue increased to approximately $2.7 million for the three months ended March 31, 2005 from approximately $860,000 for the same period in 2004.  The increase in laboratory services revenue is attributable to the inclusion of approximately $1.9 million of revenue from Lark during the three months ended March 31, 2005.

Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred in providing the laboratory services.  The cost of laboratory services increased to approximately $2.0 million for the three months ended March 31, 2005 compared to approximately $861,000 for the same period in 2004.  The increase is due to the inclusion of approximately $1.2 million of expenses incurred by Lark in the three months ended March 31, 2005.  We expect the cost of laboratory services to decrease as a percentage of revenues as our revenues increase because a substantial portion of these costs are fixed costs for operating these facilities.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and research genotyping, technology license fees and facility-related costs.  We expense our research and development costs as incurred.  Research and development costs decreased to approximately $3.3 million for the three months ended March 31, 2005 from approximately $5.0 million for the same period in 2004.  A substantial portion of our research and development expenditures are incurred in developing and conducting our proprietary programs.  The following is a breakdown of research and development expenses (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004

Payroll and benefits	$1,420	$2,090
Depreciation and amortization	320	1,340
Material and reagent costs	790	550
Technology license fees	190	250
Repairs and maintenance	160	140
Stock-based compensation	10	100
Other	411	542

Total	$3,301	$5,012

The decrease in research and development expenses for the three months ended March 31, 2005 is primarily attributable to a decrease of approximately $1.0 million in depreciation and amortization and a decrease of approximately $670,000 in payroll and benefits, which were partially offset by an increase of approximately $240,000 in material and reagent costs.  The decrease in depreciation and amortization was primarily due to the fact that the majority of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004.  The decrease in payroll and benefits was primarily due to the fact that in November 2004, we reduced our work force by approximately 10% to align better our operating structure with our current and projected revenues and reduced expenses in certain other areas.  The majority of the workforce reductions occurred in research and development.  The increase in material and reagent costs was primarily due to an increase in research services provided by our research facility and increases related to our FAMILION Test.  The development of our proprietary programs will require us to continue to devote substantial resources to research and development expenses in the near future.  We currently do not have sufficient resources to continue the development of all of our proprietary programs.  Further development of these programs will depend upon our ability to secure sufficient funds in a financing transaction.  See “Factors Affecting Future Operating Results” for further discussion.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, sales, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters.  Selling, general and administrative expenses increased to approximately $3.2 million for the three months ended March 31, 2005 from approximately

$2.4 million for the same period in 2004.  The increase was primarily due to an increase of approximately $555,000 due to the inclusion of Lark in our operations during the three months ended March 31, 2005.  Amortization of the intangible assets recognized from the Lark purchase accounted for an additional $170,000 in expense in the three months ended March 31, 2005.  Professional fees increased by approximately $111,000 in the three months ended March 31, 2005, primarily due to an increase in professional and consulting fees incurred in connection with the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Other income decreased to approximately $34,000 for the three months ended March 31, 2005 from income of approximately $75,000 for the same period in 2004.  The decrease was primarily due to a decrease in interest income as a result of higher cash, cash equivalents and short-term investment balances in 2004.

Interest expense decreased to approximately $157,000 for the three months ended March 31, 2005 from approximately $180,000 for the same period in 2004.  The decrease was primarily due to lower debt balances in 2005.

Income tax (expense) benefit decreased to an expense of approximately $26,000 for the three months ended March 31, 2005 from a benefit of approximately $49,000 for the same period in 2004.  We recorded estimated foreign and state taxes of approximately $59,000 and $6,000 recorded in the three months ended March 31, 2005 and 2004, respectively.  The expense is offset by a net tax benefit from the State of Connecticut (the State) as a result of legislation, which allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.

Equity in loss of affiliate represents our percentage interest in the losses of Sciona.  The loss was $150,000 in the three months ended March 31, 2004.  In November 2003, we granted Sciona a license to our HAP Technology in exchange for a 37% equity interest (30% on a fully diluted basis).  In September 2004, Sciona closed an equity financing, which diluted our holdings to 13% (11% on a fully diluted basis).  As a result, we changed our method of accounting for the investment from the equity method to the cost method, and we no longer record our percentage interest in the results of operations of Sciona.   In February 2005, Sciona closed an additional equity financing, which further diluted our holdings to 9% (7% on a fully diluted basis).

Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, debt service, research and development expenses, general corporate expenses and expenses related to acquisitions.

We have financed our operations primarily through the private and public sale of common and preferred stock, loans, payments under licensing agreements, government research grants and capital leases.  From inception through March 31, 2005, we have received aggregate gross proceeds of approximately $180.0 million from the issuance of common and preferred stock.  In addition, through March 31, 2005, we have received approximately $51.1 million from license and service fees, royalties and research contracts.  We also have received approximately $26.2 million from capital lease financing arrangements and approximately $13.2 million from other loans. Through March 31, 2005, we have acquired approximately $45.2 million of property and equipment.  These assets were largely financed through capital lease financing arrangements and other loans.

We entered into a $5.0 million loan and security agreement with Comerica in September 2003, which was subsequently terminated with all outstanding principal and interest being repaid in April 2005 (See “Financing Activities” section above).  Under the terms of the agreement, we were required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  Due to the uncertainty surrounding future debt covenant compliance at December 31, 2004, we classified the Comerica debt as current in our condensed consolidated balance sheet as of December 31, 2004.

We have also entered into financing agreements (the Agreements) with Connecticut Innovations, Inc. (CII), one of our stockholders, to finance certain leasehold improvements and other costs associated with our facility expansion in New Haven.  The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011.  Borrowings under the Agreements are collateralized by the related leasehold improvements.  Management believes that we are in compliance with all covenants under the Agreements as of March 31, 2005 and the Agreements do not contain any cross default provisions.

We operate in an environment of rapid change in technology and have substantial competition from companies developing genomic related technologies and offering molecular biology services.  In addition to the normal risks associated with a business venture, there can be no assurance that our technologies and our molecular biology services offerings will be successfully used, that we will obtain adequate patent protection for our technologies or that any of our products will be commercially viable.  We have incurred substantial losses to date, have an accumulated deficit of approximately $236.7 million as of March 31, 2005 and expect to incur substantial expenditures in the foreseeable future to fund our research, development and commercialization of our products and to maintain our molecular biology services.

We believe that our current cash and cash equivalents balance and the funds generated from operations will be sufficient to cover anticipated cash needs through at least the next 12 months, other than with respect to funds required for the clinical development of vilazodone.  Our current business plan reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, reduce research and development expenses and control selling, general and administrative costs.  If we are unable to achieve revenue and cost targets within a reasonable range of our operating plan, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs.  Furthermore, we are also reviewing various alternatives to financing our ongoing operations and meeting our obligations, including a potential reorganization, disposing of some of our assets, exploring strategic alternatives, such as a potential sale of the Company, developing strategic alliances and/or joint development arrangements.  There is no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all, or cure or waive any future non-compliance with the terms of our financing arrangements.  On November 9, 2004, as part of our strategy to decrease our operating expenses, we reduced our workforce by approximately 10%.  The majority of the workforce reductions occurred in research and development.

On November 19, 2004, we closed a private placement with certain institutional and other accredited investors for 3,550,294 shares of our common stock together with warrants to purchase an additional 3,550,294 shares of our common stock at $1.69 per share.  We received proceeds of approximately $5.4 million net of issuance costs of approximately $580,000.

On April 21, 2005, we entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, among other things, we issued the Note to Xmark in the aggregate principal amount of $4.5 million.  The Note, which is payable on April 21, 2007, bears interest at 5% and is secured by substantially all of our assets, excluding, among other assets, our intellectual property.  Under the terms of the Note, we are required to prepay the Note upon the occurrence of certain events including the sale of our assets, as defined.  In addition, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and we issue specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including, without limitation, a split-up or combination of shares or a consolidation or merger where we are not the surviving entity.  Concurrent with signing the Note, we terminated our Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica. As a result of these transactions, we have classified the Comerica debt as long-term in our condensed consolidated balance sheet as of March 31, 2005.

Cash and Cash Equivalents

At March 31, 2005, cash, cash equivalents and short-term investments totaled approximately $5.9 million compared to approximately $9.2 million at December 31, 2004.  Our cash reserves are held in interest-bearing, high-grade corporate bonds and money market accounts.

Cash Flows

Cash used in operations was approximately $2.6 million in the three months ended March 31, 2005 compared with approximately $4.4 million for the same period in 2004.  The cash used in operations for the three months ended March 31, 2005 resulted primarily from a net loss of approximately $3.1 million and a decrease of approximately $660,000 in accrued expenses, partially offset by approximately $1.3 million of non-cash charges for depreciation and amortization expense and stock-based compensation.  The cash used in operations for the three months ended March 31, 2004 resulted primarily from a net loss of approximately $4.7 million and a decrease of approximately $1.4 million in accrued expenses, partially offset by approximately $1.8 million of non-cash charges for depreciation and amortization expense, stock-based compensation, non-cash research and development expense and the loss in the equity of an affiliate.

Cash used in investing activities was approximately $109,000 in the three months ended March 31, 2005 compared with cash provided by investing activities of approximately $2.2 million for the same period in 2004.  During the three months ended March 31, 2005, we used approximately $98,000 million for the purchase of property and equipment.  During the three months ended March 31, 2004, we used approximately $410,000 for the purchase of property and equipment and received net proceeds of approximately $2.7 million from the maturity of investments in marketable securities.

Cash used in financing activities was approximately $527,000 in the three months ended March 31, 2005 compared with approximately $514,000 for the same period in 2004.  During the three months ended March 31, 2005, we used cash of approximately $445,000 for the repayment of long-term debt and approximately $104,000 for the payment of preferred stock dividends.  During the three months ended March 31, 2004, we used cash of approximately $506,000 for the repayment of long-term debt.

Contractual Obligations

In April 2005, we entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, among other things, we issued the Note to Xmark in the aggregate principal amount of $4.5 million (See “Financing Activities” section above).  Concurrently, we terminated our Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica.  As such, $2.6 million of long-term debt, including interest, shown in the contractual obligations table in our 2004 Annual Report on Form 10-K (File No. 000-30981) as due in fiscal 2005 is now due in fiscal 2006 and 2007.

Short-Term Funding Requirements

We believe that our existing cash reserves will be sufficient to fund our expected net losses, debt service obligations and capital expenditures for at least the next 12 months based upon our current activities.  We are reviewing various alternatives to fund the development of vilazodone without utilizing our current resources.

We expect to continue to finance our operations from cash we received in October 2003 and June 2004 from the sale of our series A preferred stock and the related exercise of a warrant to purchase shares of our series A preferred stock, cash we received in November 2004 from our private placement of common stock, cash we received from our debt financing in April 2005 and future revenue from our proprietary programs and molecular biology services customers.  Factors affecting our funding requirements are described below.  In particular, if we are unsuccessful in marketing our proprietary programs and growing our molecular biology services revenue, we may not generate sufficient revenue to sustain our operations at planned levels.  We expect to expend substantial funds to conduct research and development activities and other general and administrative activities.  Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements.  Capital expenditures are not currently expected to exceed $1.0 million for fiscal 2005 and 2006.  We expect to fund our capital expenditures through our current cash and cash equivalents reserves and expect our capital expenditures to be for equipment used in our services business and in our research activities.

Long-Term Funding Requirements

In addition to our short-term funding requirements, for periods beyond 12 months, even if we market our proprietary programs and grow our molecular biology services revenue significantly, we may need to seek additional funding through public or private equity financings, debt financings or commercial customers.  We cannot assure you that we will be able to obtain additional financing or new customers for our molecular biology services and our proprietary programs, or generate the increased revenue to support our operations.

Our cash requirements in both the short-term and the long-term could vary depending upon a number of factors, many of which may be beyond our control, including:

•                  our ability to obtain additional financing and our level of indebtedness;

•                    our ability to retain and find new customers for our proprietary programs;

•                  our ability to grow profitably our molecular biology services business;

•                  our ability to commercialize molecular tests;

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

Collaborative Research Agreements

In September 2004, we entered into a license, development and cooperation agreement with Merck pursuant to which we acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  We believe that previous preclinical and clinical studies of vilazodone provide a basis for further development of the product for use in the treatment of depressive illness.  In light of published studies suggesting an association between antidepressant response and genetics, we intend to evaluate vilazodone in a Phase II clinical trial, which would include a pharmacogenomic characterization of patients suffering from depression.  We believe that genetic markers predictive of drug response can be discovered, which could lead to a novel therapy targeting a population of patients suffering from depression, who will respond to the drug.  We currently do not have sufficient resources to commence this Phase II clinical trial.  We will need to secure additional sources of financing to meet our requirements under the Merck agreement and we are considering our options in this regard.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2004 and through March 31, 2005, we have not engaged in off-balance sheet activities, including the use of structured finance or specific purpose entities.

Factors Affecting Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For this purpose, statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical fact may be forward-looking statements.  The words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied.  These important factors include our “critical accounting estimates” and the factors set forth below.

Risks Related to Our Need for Financing and Financial Results

We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future such that we may never be profitable.

We have incurred substantial operating losses in every year since our inception.  As of March 31, 2005, we had generated only minimal revenues from our proprietary programs and our molecular biology services.  From inception through March 31, 2005, we had an accumulated deficit of approximately $236.7 million.  Our losses to date have resulted principally from costs we incurred in the development and conduct of our proprietary programs and from general and administrative costs associated with operations.

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

Additional financing may be difficult to obtain.  Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our ability to fund operations, repay debt and develop vilazodone and, thereby, negatively impact our value.

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

We may be forced to seek funds through arrangements with collaborators or others that require us to relinquish rights to certain of our technologies or therapeutic products, which we would otherwise pursue on our own, or grant licenses on terms that may not be favorable to us.  For example, in September 2004, we entered into a license, development and cooperation agreement with Merck, pursuant to which we acquired an exclusive world-wide license to develop and commercialize vilazodone, a small molecule compound.  We agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, we are required to demonstrate that, by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If we are unable to meet this requirement, Merck can terminate the agreement and reacquire the compound.  In addition, if the average closing price of our common stock at the time of the respective milestone payment is below $2.25 per share, we will be required to make the milestone payments to Merck in cash rather than in shares of our common stock.  If Merck and its affiliates’ aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, we would also be required to make payments in cash rather than in shares of our common stock.  We will need to seek alternate means to finance the development of vilazodone or raise additional capital to do so.  We do not currently have sufficient resources to meet our obligations with respect to vilazodone.

Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and such financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable or favorable to us, if at all.  In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to our series A preferred stock without the vote or written consent of holders of at least 66-2/3% of the series A preferred stock then outstanding.  Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

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

If we are required to redeem our series A preferred stock due to any of the foregoing events, we are required to pay each holder of our series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.  As of March 31, 2005, the aggregate redemption price we would be required to pay is approximately $11.1 million.  As of March 31, 2005, we had aggregate cash and cash equivalents of approximately $5.9 million.

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

In addition, under the terms of the Note in the aggregate principal amount of $4.5 million issued in a private placement on April 21, 2005, a redemption of the series A preferred stock would result in an event of default under the Note.  Upon the occurrence and during the continuance of such an event of default, the outstanding principal amount of the Note will bear interest at a maximum rate of 15% per annum.

The purchaser of our series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

As of March 31, 2005, the holder of our series A preferred stock, together with its affiliates, held or had the right to acquire and/or vote 14.07% of our outstanding common stock, assuming the conversion of series A preferred stock to common stock and the exercise of a common stock purchase warrant, including shares of our common stock which the holder previously purchased in the open market.  The series A holder has agreed not to convert its series A if such conversion would cause the holder to beneficially own in excess of 9.99% of our common stock.  Nevertheless, this stockholder has significant influence over our ability to offer securities for sale at a purchase price of less than $2.25 per share, incur additional indebtedness and affect any change in control of the Company that may be favored by other stockholders.  Additionally, this stockholder could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.  Consequently, this stockholder may approve a transaction that, in its judgment, enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions, including with respect to financings.

Our amended and restated certificate of incorporation, which we refer to as our charter, and the series A purchase agreement govern the terms of our series A preferred stock and impose significant restrictions on our business.  These restrictions may limit our ability to obtain additional financing, operate our business and to take advantage of potential business opportunities as they arise.  Without the consent of the holders of at least 66-2/3% of the outstanding shares of our series A preferred stock, we cannot:

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

In connection with the Note in the aggregate amount of $4.5 million issued in a private placement on April 21, 2005, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and we issue specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including, without limitation, a split-up or combination of shares or a consolidation or merger where we are not the surviving entity.  In connection with our private placement in November 2004, we issued warrants to purchase an aggregate of 3,550,294 shares of our common stock at an exercise price of $1.69 per share.  On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our series A preferred stock and granted the purchaser of such shares a warrant to purchase an additional 190,000 shares of our series A preferred stock at $22.50 per share, which the purchaser exercised on June 30, 2004.  In connection with the exercise of the warrant, we granted an affiliate of the series A holder a warrant to purchase 261,500 shares of our common stock at an exercise price of $4.17 per share.  Each share of our series A preferred stock is currently convertible into ten shares of our common stock.  Consequently, on an as-converted and as-exercised basis, an aggregate of 4,861,500 shares of our common stock may be issued to the series A purchaser or its affiliate.  Any issuance of shares of our common stock upon conversion of shares of our series A preferred stock, or upon exercise of outstanding warrants, could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants.  As of March 31, 2005, we had outstanding options and warrants exercisable for an aggregate of 9,964,637 shares of our common stock, which does not include the warrant to purchase an aggregate of 2,000,000 shares of our common stock issued to Xmark in April 2005.

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

•                  demand for, and market acceptance of, our molecular biology services and our proprietary programs;

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

•                  adverse changes in the level of economic activity in the United States and other major regions, in which we conduct business; and

•                  general and industry-specific economic conditions, which may affect our customers’ use of our HAP Technology and our molecular biology services.

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

Risks Related to Commercialization and Development

We currently rely on a limited number of customers for a substantial portion of our revenue.  As a result, our revenues may fluctuate based on the buying patterns of our customers, and the loss of one major customer or our inability to secure additional significant customers, during a given period, would have a material adverse effect on our business and operating results.

We are dependent upon a limited number of customers for substantially all of our revenue.  In the three months ended March 31, 2005, one of our customers accounted for 20% of our revenues.  Our reliance on a small number of customers could cause our revenues to fluctuate from quarter to quarter, based on the buying patterns of these customers.  For example, we revised our guidance for our annual revenue downward in October 2004, primarily as a result of a shift in the timing of certain anticipated contracts and the receipt of samples associated with some of these contracts.  If we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price.  In addition, if any of these customers fails to pay us on a timely basis, or at all, our financial position and results of operations could be materially and adversely affected.

To generate significant revenue, we must obtain additional customers for our molecular biology services and our proprietary programs.

Our strategy depends on obtaining additional customers for our molecular biology services and entering into new agreements with pharmaceutical and biotechnology companies for our HAP Technology and our other proprietary programs.  Our contracts for our molecular biology services and with many of our HAP Technology customers are for specific limited-term projects.  We may not be successful in obtaining a sufficient number of new customers for our molecular biology services, additional customers for our HAP Technology, or in obtaining significant customers for our other proprietary programs to replace our current customers and projects.  If we are unsuccessful in finding such new customers, we may never generate sufficient revenue to sustain our operations.  In addition, we expect that some of our future HAP Technology collaborations, like some of our current HAP Technology collaborations, will be limited to specific, limited-term projects or that some of these collaborations may not be renewed.  Accordingly, we must continually obtain new customers to be successful.  To date, the integration of pharmacogenomics into drug development and marketing has not achieved widespread market acceptance.

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

Given these risks, even if we are able to identify a potential collaborator and negotiate and enter into a collaborative arrangement, it is possible that any collaborative arrangement into which we enter may not be successful.  Failure of our efforts could cause us to breach covenants in our license agreement relating to vilazodone, delay our drug development or impair commercialization of our products.  In particular, we must demonstrate to Merck’s satisfaction, by no later than July 22, 2005, that we will have the financial resources to fund the anticipated budget for research and development activities relating to vilazodone for 2005.  We will likely not be able to satisfy this requirement, or other milestone obligations with respect to vilazodone, unless we obtain significant additional funding or enter into a collaboration arrangement with a third party.

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

Our DecoGen Informatics System may also be less effective than we expect or may not allow us or our commercial customers to determine a correlation between drug response and genomic variation.  Furthermore, even if our customers or we are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products, nor may our customers be able to increase the sales of their marketed products using this correlation.  Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and proprietary program customers.

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

Our ability to obtain customers for our proprietary programs will depend in significant part upon the pharmaceutical and biotechnology industries’ acceptance that our HAP Technology can help accelerate or improve their drug and diagnostic development and marketing efforts.  To achieve market acceptance, we must continue to educate the pharmaceutical and biotechnology industries and the public in general as to the potential benefits of our HAP Technology.  Most importantly, we must convince the research and development, clinical and marketing departments of pharmaceutical and biotechnology companies that our HAP Technology can accelerate and improve the processes for developing, marketing and prescribing drugs and for developing and marketing diagnostics, and that our proprietary programs will be commercially viable.  If we fail to gain this acceptance, we may never generate sufficient revenue to sustain our operations.  We may expend substantial funds and management effort to market our proprietary programs without any resulting revenue.

If we do not successfully distinguish and commercialize our proprietary programs, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

Numerous entities are attempting to identify genomic variation predictive of specific diseases and drug response and to develop products and services based on these discoveries.  We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the United States and abroad, most of which have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we.

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

If any party should successfully claim that the creation or use of our proprietary programs infringes upon their intellectual property rights, in addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms.  Moreover, any legal action threatened or commenced against us or any of our proprietary program customers claiming damages or seeking to enjoin commercial activities relating to the affected test and processes could, in addition to subjecting us to potential liability for damages, require us or our current and future customers of our proprietary programs, if any, to obtain a license in order to continue to manufacture or market the affected test and processes.  Any license required under any patent may not be made available on commercially acceptable terms, if at all.  In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market effectively some of our proprietary programs, which could limit our profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

The FDA has twice required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  In April 2005, the FDA issued guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data.  The guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications.  The guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions.  The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves.  The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic, with which the voluntary data is associated.  In addition, the FDA held a workshop in April 2005 to discuss its guidance and gain further industry comment on implications of voluntary data submissions and joint development of drug-diagnostic combination products.  Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our test and services as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have, as well as any of our services, and we may not generate sufficient revenue to sustain our operations.

Within the field of personalized health and medicine, governmental and other entities may enact patient privacy and healthcare laws and regulations that may limit the generation and use of genomic variation data.  To the extent that these laws and regulations limit the use of our products and services or impose additional costs on our customers, we may be unable to market effectively our proprietary programs, and we may not generate sufficient revenue to sustain our operations.

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

Furthermore, we are subject to laws and regulations as a provider of information that a doctor can use to make a therapeutic decision.  To the extent that these laws and regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

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

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure.  To the extent that any of these elements malfunction, we will experience reduced productivity.  We protect our computer hardware through physical and software safeguards.  However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events.  In addition, the software and algorithmic components of our DecoGen Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.  Users of our system may find software defects in current or future tests.  We have developed a proprietary Laboratory Information Management System (LIMS) to operate our high-throughput genotyping facilities.  Software defects in the LIMS could adversely effect our operations and have a significant impact on our ability to generate revenue from this facility.  If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers’ drug and diagnostic discovery and development efforts, we could experience a loss in revenue, or a delay in receiving revenue and a delay in obtaining market acceptance for our technology.

The current labor markets are very competitive, and our business may suffer if we are not able to hire and retain key personnel.

Our future success depends on the retention of our key technical, marketing and executive management to assist in formulating our business strategies.  The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts.  In addition, research, product development and commercialization may require additional skilled personnel.  Competition for qualified personnel in the technology area is intense, particularly given the competition among biotechnology, pharmaceutical and health-care companies, universities and non-profit research institutions for experienced scientists.  In addition, and we operate in geographic locations where labor markets are particularly competitive, including New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England, where our service facilities are located.  If we are unable to attract and retain a sufficient number of qualified personnel on acceptable terms, our business, financial condition and results of operations could be seriously harmed.  The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

Integration efforts or strategic investments could interrupt our business and our financial condition could be harmed.

On April 1, 2004, we acquired Lark Technologies, Inc.  Our integration activities with respect to the acquisition are ongoing and entail numerous risks that include the following:

•                  difficulties integrating any acquired operations, personnel, technologies or products;

•                  diversion of management’s focus from our core business concerns;

•                  entering markets, in which we have no or limited prior experience or knowledge; and

•                  any difficulties encountered as a result of our recent acquisition could adversely affect our business, operating results and financial condition.

Risks Relating to Financial Reporting

Under regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an ongoing basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures of the operating facilities at our subsidiary, Lark Technologies, Inc., the integration of which was not required under the assessment of our internal control structure and procedures for the year ended December 31, 2004.  It is possible that material weaknesses could be found through our own evaluation, or that of our independent registered public accounting firm. If such weaknesses are found, we may not be able to remediate such weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue a qualified opinion on the effectiveness of our internal controls. Any such disclaimer or qualified opinion could have a material adverse effect on our stock price.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We have maintained a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have any impact on the total value of our investment portfolio as of March 31, 2005.

We maintain an operating facility in Takeley, England.  If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Item 4 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internals Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases made by us of our common stock for each month included in our first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

1/1/2005-1/31/2005	—		—	—	—

2/1/2005-2/28/2005	5,040	(1)	$0.001	—	—

3/1/2005-3/31/2005	—		—	—	—

Total	5,040	(1)	$0.001	—	—

(1)          The 5,040 shares are shares of our common stock repurchased pursuant to restricted stock agreements that we had entered into with certain of our employees.

Item 6 – Exhibits.

See Index to Exhibits attached hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

Date: May 5, 2005	By:	/s/ Ben Kaplan
Ben Kaplan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.