Form 10-Q
period 2005-06-30
GENAISSANCE PHARMACEUTICALS INC
filed 2005-08-09
CIK 1110009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Yes ☒      No ☐

The number of shares of the registrant’s outstanding common stock as of August 3, 2005, was 35,412,044 shares.

GENAISSANCE PHARMACEUTICALS, INC.

For the Quarter Ended June 30, 2005

Index

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 4 – Submission of Matters to a Vote of Security Holders

Item 6 – Exhibits

Signature

The Genaissance name and logo, the Lark name and logo, and DecoGen®, HAP®, HAPTM and FAMILION® are either registered trademarks or trademarks of Genaissance Pharmaceuticals, Inc. in the United States and/or other countries.  All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – Financial Information

Item 1 – Financial Statements (unaudited).

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,086	$9,174
Restricted cash	224	213
Accounts receivable, net	4,753	4,251
Taxes receivable	697	652
Inventory	638	606
Other current assets	1,006	1,020

Total current assets	11,404	15,916

PROPERTY AND EQUIPMENT, net	8,274	9,182
DEFERRED FINANCING COSTS, net	170	216
INVESTMENT IN AFFILIATE	1,186	1,186
GOODWILL	12,286	12,286
OTHER INTANGIBLES, net	10,853	11,153
OTHER ASSETS	95	99

Total assets	$44,268	$50,038

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$735	$3,648
Accounts payable	1,816	1,472
Accrued expenses	2,464	2,929
Accrued dividends	1,259	1,260
Current portion of deferred revenue	1,330	1,789

Total current liabilities	7,604	11,098

LONG-TERM LIABILITIES:
Long-term debt, net of current portion and discount	6,663	3,692
Deferred revenue, net of current portion	2,433	2,791
Deferred tax liabilities	1,327	1,327
Other long-term liabilities	2,700	2,330

Total long-term liabilities	13,123	10,140

COMMITMENTS AND CONTINGENCIES (Note 17)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK:
460 authorized shares at June 30, 2005 and December 31, 2004; $.001 par value; 460 shares issued and outstanding at June 30, 2005 and December 31, 2004 (liquidation preference $11,139 at June 30, 2005)	9,869	9,698

STOCKHOLDERS’ EQUITY:
Preferred stock, 540 authorized shares at June 30, 2005 and December 31, 2004; no shares issued or outstanding except for series A included above	—	—
Common stock, 58,000 authorized shares at June 30, 2005 and December 31, 2004; $.001 par value; 35,412 and 34,708 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	35	35
Additional paid-in capital	255,326	252,945
Accumulated deficit	(240,836)	(233,522)
Deferred compensation	(796)	(374)
Accumulated other comprehensive (loss) income	(57)	18

Total stockholders’ equity	13,672	19,102

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$44,268	$50,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES:
License and research	$2,065	$2,553	$4,918	$5,421
Laboratory services	2,965	2,802	5,700	3,662

Total revenue	5,030	5,355	10,618	9,083

OPERATING EXPENSES:
Cost of laboratory services	1,956	1,986	3,982	2,847
Research and development	2,973	6,128	6,274	11,140
Selling, general and administrative	3,911	3,666	7,151	6,024

Total operating expenses	8,840	11,780	17,407	20,011

Loss from operations	(3,810)	(6,425)	(6,789)	(10,928)

OTHER INCOME (EXPENSE):
Other income, net	42	9	76	84
Interest expense	(411)	(175)	(568)	(355)

Loss before income taxes and equity in loss of affiliate	(4,179)	(6,591)	(7,281)	(11,199)

Income tax (expense) benefit	(7)	(36)	(33)	13

Equity in loss of affiliate	—	(150)	—	(300)

Net loss	(4,186)	(6,777)	(7,314)	(11,486)

WARRANT ISSUANCE EXPENSE	—	(833)	—	(833)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(138)	(111)	(273)	(221)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK AND WARRANT	—	(40)	—	(46)

Net loss attributable to common stockholders	$(4,324)	$(7,761)	$(7,587)	$(12,586)

Net loss per common share, basic and diluted	$(0.12)	$(0.26)	$(0.22)	$(0.47)

Weighted average shares used in computing net loss per common share	34,677	30,073	34,653	26,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,314)	$(11,486)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,007	3,257
Stock-based compensation	767	318
Non-cash service and license expense paid with stock	—	345
Equity in loss of affiliate	—	300
Changes in assets and liabilities:
Accounts receivable	(502)	118
Taxes receivable	(45)	(115)
Inventory and other current assets	(68)	652
Other assets	4	352
Accounts payable	344	(446)
Accrued expenses	(465)	(1,291)
Deferred revenue	(817)	(455)
Other long-term liabilities	370	—
Net cash used in operating activities	(5,719)	(8,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received through acquisition, net of transaction costs	—	300
Purchases of property and equipment	(440)	(930)
Investment in affiliate	—	(74)
Increase in restricted cash	(11)	—
Proceeds from sales of marketable securities	—	4,168
Net cash (used in) provided by investing activities	(451)	3,464

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of warrant	62	5,103
Proceeds from long-term debt	4,500	—
Repayment of long-term debt	(3,178)	(1,147)
Financing costs	(123)	—
Preferred stock dividends paid	(104)	(23)
Net cash provided by financing activities	1,157	3,933

Effect of exchange rate changes on cash	(75)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,088)	(1,054)

CASH AND CASH EQUIVALENTS, beginning of period	9,174	8,033

CASH AND CASH EQUIVALENTS, end of period	$4,086	$6,979

SUPPLEMENTAL DISCLOSURE AND NON-CASH ACTIVITIES:
Interest paid	$283	$351
Income taxes paid	$48	$67
Issuance of restricted shares, net of forfeitures	$1,166	$—
Issuance of warrants in connection with debt financing	$1,405	$—
Issuance of common stock for services and licenses	$—	$59
Issuance of stock, options and warrants in connection with the acquisitions	$—	$23,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENAISSANCE PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Quarter Ended June 30, 2005

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

The accompanying condensed consolidated financial statements of the Company were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2004, included in its Annual Report on Form 10-K (File No. 000-30981).  The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, including the elimination of all significant intercompany transactions, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, respectively. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The Company believes that its current cash balance and the funds generated from operations will not be sufficient to fund its expected net losses, debt service obligations and capital expenditures for the next twelve months based on its current activities.  The pending merger with Clinical Data, Inc. (Clinical Data) (see Note 3) would obviate the need for additional liquidity.  However, there can be no assurance that the merger will be consummated in the expected time frame.  Should the merger not occur, the Company would be required to review other alternatives to raise capital including, but not limited to, the sale of certain assets or raising private or public equity or debt.  There can be no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company operates in an environment of rapid change in technology and has substantial competition from companies developing genomic-related technologies.  In addition to the normal risks associated with a business venture, there can be no assurance that the Company’s technologies will be successfully used, that the Company has or would obtain adequate protection for intellectual property or that any of its products would be commercially viable.  The Company has incurred substantial losses to date and expects to incur substantial expenditures in the foreseeable future to fund its research and development and commercialize its products.

(2)                     ORGANIZATION, OPERATIONS AND RECENT DEVELOPMENTS

On June 21, 2005, the Company entered in to a merger agreement with Clinical Data (see Note 3).  The accompanying condensed consolidated financial statements do not reflect any effects of this agreement.

In April 2005, the Company entered into a Note and Warrant Purchase Agreement with Xmark Opportunity Fund, Ltd., Xmark Opportunity Fund, L.P. and Xmark JV Investment Partners, LLC (collectively, Xmark), pursuant to which, the Company issued Notes (collectively, the Note) to Xmark in the aggregate principal amount of $4,500.  The Note is secured by substantially all of the Company’s assets, excluding, among other assets, the Company’s intellectual property.  In addition, the Company issued Xmark warrants to purchase an aggregate of 2,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  The Note is payable in full on April 21, 2007.  Concurrent with signing the Note, the Company terminated its Loan and Security Agreement with Comerica Bank N.A. (Comerica) and repaid all outstanding principal and interest due to Comerica.

In September 2004, the Company entered into a license, development and cooperation agreement with Merck KGaA (Merck) pursuant to which the Company acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  In consideration for the rights relating to vilazodone, the Company agreed to pay an initial license and milestone payments upon the achievement of specified development, regulatory and sales milestones.  Under the terms of the agreement, the Company paid the initial license fee and will pay milestone payments, until the first commercial sale of vilazodone, through the issuance of its common stock.  The Company issued 369 shares of its common stock to Merck in payment of the initial license fee.  Under the terms of the agreement, if Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of its common stock then outstanding, or if the average closing price of the Company’s common stock at the time of the respective payment date is below $2.25 per share, the Company is required to make milestone payments to Merck in cash.  Pursuant to the terms of the agreement, Merck is entitled to royalties on all future product sales and a share of all sub-licensing income from any third party.  In addition, the agreement requires that the Company have demonstrated its ability to fund the initial research and development activities by July 22, 2005 or Merck may terminate the agreement and reacquire rights to vilazodone.  The Company believes that the planned merger with Clinical Data (see Note 3) fulfills the requirements of the July 22, 2005 deadline.

In April 2004, the Company acquired Lark Technologies, Inc. (Lark) in a stock-for-stock merger such that Lark became a wholly-owned subsidiary of the Company.  Lark provides Good Laboratory Practices (GLP) compliant and research sequencing and related molecular biology services to the pharmaceutical, biotechnology and agbio industries at its facilities in Houston, Texas and the United Kingdom (U.K.).  Lark’s service portfolio consists of over 100 different molecular biology services in the areas of nucleic acid extraction, DNA sequencing, genetic stability testing, gene expression and detection as well as other custom services.  See Note 4 for further discussion of the Lark acquisition.

(3)                     MERGER WITH CLINICAL DATA

On June 21, 2005, the Company entered in to a merger agreement with Clinical Data and a wholly owned subsidiary of Clinical Data, pursuant to which Genaissance would become a wholly owned subsidiary of Clinical Data in a stock-for-stock merger to be accounted for as a purchase transaction whereby each Genaissance common stockholder would receive 0.065 shares of Clinical Data common stock for each share of Genaissance common stock held and Genaissance series A preferred stock would convert into a new class of Clinical Data preferred stock.  The transaction is valued at approximately $65,400, including the assumption of debt, and is expected to close in the fourth quarter of 2005.  The closing of the transaction is conditioned upon the approval of the respective stockholders of both companies and certain other customary items.  Reference is made to the joint proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4 filed by Clinical Data on August 5, 2005, for a full description of the background, reasons for and terms of the proposed merger with Clinical Data.

(4)                     ACQUISITION OF LARK TECHNOLOGIES

On April 1, 2004, Genaissance acquired Lark in a stock-for-stock merger accounted for as a purchase transaction.  The total cost of the acquisition was approximately $24,486.  The purchase price was allocated to the tangible and identifiable intangible assets of Lark acquired by Genaissance and the liabilities assumed by Genaissance on the basis of their fair values on the acquisition date.

The results of operations of Lark are included in the Company’s condensed consolidated statements of operations since the date of acquisition.  Supplemental pro forma disclosure of results of operations for the six months ended June 30, 2004 as though the merger had been completed as of January 1, 2004, are as follows:

Revenue	$10,945
Operating loss	(11,773)
Net loss attributable to common stockholders	(13,459)
Earnings per share	$(0.40)

The financial statements of the Lark’s U.K. facility are measured using the local currency as the functional currency.  Assets and liabilities of the U.K. facility are translated at the rates of exchange at the balance sheet date.  The resulting translation adjustments are recorded as a separate component of stockholders’ equity and are included in other comprehensive income (loss) (see Note 15).  Income and expense items are translated at average monthly rates of exchange.

Laboratory services revenue for the U.K. facility totaled approximately $526 and $1,011 for the three and six months ended June 30, 2005, respectively.

(5)                     EARNINGS PER SHARE

The Company computes and presents net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  There is no difference in basic and diluted net loss per common share because the effect of the convertible preferred stock, stock options and warrants would be anti-dilutive for all periods presented.  The outstanding series A convertible preferred stock, stock options and warrants (prior to application of the treasury stock method) would entitle holders to acquire 16,640 and 10,022 shares of common stock at June 30, 2005 and 2004, respectively.

(6)                     DEFERRED COMPENSATION

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

(7)                     REVENUE RECOGNITION

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

Deferred revenue results when consideration is received or amounts are receivable in advance of revenue recognition.  Deferred revenue related to license agreements is generally recognized over the license period.  For license agreements, which contain early termination provisions, the Company recognizes revenue upon the expiration of the termination provisions for the period from the original license date to the date the early termination provisions expire.

(8)                     RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated financial statements but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment.  The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  In April 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) to be the first annual reporting period starting after December 15, 2005.  The Company routinely uses share-based payment arrangements as compensation for its employees.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 123(R) but believes it will have a material impact on its consolidated financial statements.  At the present time, we have not yet determined which valuation method we will use.

(9)                     GOODWILL AND INTANGIBLE ASSETS

Goodwill and identifiable intangible assets, recorded in the condensed consolidated balance sheet of the Company, are comprised of the following as of June 30, 2005:

	Gross	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Patents acquired	$868	$(252)
Lark customer relationships	7,200	(600)

Unamortizable intangible assets:
Lark trade name	3,500	—
Lark GLP certification	137	—
Lark goodwill	12,286	—

Total	$23,991	$(852)

Amortization expense was approximately $150 for each of the three months ended June 30, 2005 and 2004 and $300 and $59 for the six months ended June 30, 2005 and 2004, respectively.

The expected amortization expense for the current and each of the next four years is as follows:

Fiscal 2005 (remaining)	$299
Fiscal 2006	599
Fiscal 2007	599
Fiscal 2008	559
Fiscal 2009	535

(10)              ACCOUNTING FOR STOCK-BASED COMPENSATION

At June 30, 2005, the Company had one stock-based compensation plan, which is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss applicable to common stockholders, as reported	$(4,324)	$(7,761)	$(7,587)	$(12,586)
Add: Stock-based employee compensation expense included in reported net loss	360	125	767	164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(822)	(1,725)	(1,641)	(2,175)
Pro forma net loss applicable to common stockholders	$(4,786)	$(9,361)	$(8,461)	$(14,597)

Net loss per share:
Basic and diluted - as reported	$(0.12)	$(0.26)	$(0.22)	$(0.47)

Basic and diluted - pro forma	$(0.14)	$(0.31)	$(0.24)	$(0.55)

(11)              SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2005, revenue from Pfizer, Inc. (Pfizer) accounted for 17% of the Company’s total revenue.  For the six months ended June 30, 2004, revenue from Pfizer and Millennium Pharmaceuticals, Inc. accounted for 28% and 11%, respectively, of the Company’s total revenue.  Pfizer accounted for 11% of the Company’s accounts receivable balance as of June 30, 2005.

(12)              INVESTMENT IN AFFILIATE

In November 2003, the Company entered into several agreements with Sciona Inc. (Sciona, formerly known as Sciona Limited), whereby the Company granted a technology license (Technology License) to Sciona in exchange for a 37% equity interest (30% on a fully diluted basis) in Sciona (Investment).  In September 2004, Sciona closed an equity financing, which diluted the Company’s holdings to 13% (11% on a fully diluted basis).  As a result, the Company changed its method of accounting for the investment from the equity method to the cost method, and the Company no longer records its percentage interest in the results of operations of Sciona.  In February 2005, Sciona closed an additional equity financing, which further diluted the Company’s holdings to 9% (7% on a fully diluted basis).  The Technology License grants Sciona an exclusive license to the Company’s HAP Technology for consumer tests, as defined in the Technology License, for a period of five years.  Sciona is obligated to pay to the Company specified royalties and service fees, subject to minimum payments.  The Company was also granted specified rights to develop genotyping assays and perform genetic tests.

Deferred revenue resulting from the Technology License and the accompanying investment were recorded based upon the approximate $2,600 estimated fair value of the equity in Sciona as of the date of the Technology License.  The excess of the Investment, over the underlying fair value of the net assets of Sciona, is considered to be unamortizable goodwill.  Deferred revenue is being amortized into income over the term of the Technology License.  The accompanying condensed consolidated statements of operations include approximately $128 and $255 of license revenue recognized from the amortization of deferred revenue during the three and six months ended June 30, 2005, respectively.  The revenue recognized represents the ratable portion of the Technology License fee for the three and six months ended June 30, 2005, respectively, as a result of Sciona meeting the specified milestones.  The accompanying condensed consolidated statements of operations also include license and research revenues for the three months ended June 30, 2005 and 2004, of approximately $375 and $38, respectively, and for the six months ended June 30, 2005 and 2004, of approximately $750 and $85, respectively.

(13)              LONG-TERM DEBT

The Company entered into financing agreements (the Agreements) with Connecticut Innovations, Inc., a stockholder of the Company, to finance certain leasehold improvements and other costs associated with the Company’s facility in New Haven.  The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011.  Borrowings under the Agreements are collateralized by the related leasehold improvements.  Management believes that the Company is in compliance with all covenants of the Agreements as of June 30, 2005.

In April 2005, the Company entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, the Company issued the Note to Xmark in the aggregate principal amount of $4,500.  The Note, which is payable on April 21, 2007, bears interest at 5% and is secured by substantially all of the Company’s assets, excluding among other assets, the Company’s intellectual property.  Under the terms of the Note, the Company is required to prepay the Note upon the occurrence of certain events, including the sale of the Company’s assets, as defined.  In addition, the Company issued Xmark warrants to purchase an aggregate of 2,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  The fair value of the warrants was estimated to be approximately $1,405 and was recorded as a discount on the amount borrowed.  The discount will be accreted over the repayment term.  Accordingly, the Company recorded approximately $141 in interest expense in the accompanying condensed consolidated statement of operations.  The exercise price per share is subject to adjustment in certain circumstances if there is a balance outstanding under the Note on or after September 18, 2005 and the Company issues securities for less than $2.25 per share.  The warrants also provide for an equitable adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including the proposed merger transaction with Clinical Data.  Concurrent with signing the Note, the Company terminated its Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica.

In September 2003, the Company entered into a $5,000 Loan and Security Agreement with Comerica, which was subsequently terminated with all outstanding principal and interest being repaid in April 2005.  Under the terms of the agreement, the Company was required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  Due to the uncertainty surrounding future debt covenant compliance at December 31, 2004, the Company classified the Comerica debt as current in the accompanying condensed consolidated balance sheet as of December 31, 2004.

(14)              PREFERRED STOCK

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

The Series A shares and the Series A warrant were initially recorded at their relative fair market values of approximately $5,195 and $880, respectively.  As a result of the put rights discussed below, the difference in the stated value and the carrying value of the Series A, resulting from the allocation of the proceeds and the issuance costs, is being accreted through the earliest Put Date (as defined below) using the effective interest rate method.  This accretion results in a higher effective dividend and is reflected in net loss applicable to common stockholders in the accompanying condensed consolidated statement of operations.

The rights of the Series A holders are as follows:

•                  Voting Rights – the holders of Series A are entitled to vote on all matters and are entitled to 0.88 votes per common equivalent share to comply with certain NASDAQ Marketplace rules.

•                  Dividend Rights – the Series A earns a dividend at the rate of 2% per annum payable in cash in arrears semi-annually in January and July.  Included in accrued dividends in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 is approximately $100 and $102, respectively, related to the Series A dividends.

•                  Conversion Rights – each share of Series A is convertible into ten shares of common stock at the option of the holder.  On or after October 29, 2006, the Company can require the conversion of the Series A if the common stock has traded above $7.00 for 23 consecutive business days.

•                  Redemption Rights – under the terms of the Series A, the Company is required to redeem, unless the holders of at least 66-2/3% of the Series A elect otherwise, all of the outstanding shares of Series A if a significant event, as defined, occurs or the Company breaches certain covenants.  The redemption value is the original stated purchase price of $22.50 per share, plus accrued but unpaid dividends.  A significant event is generally defined as a dissolution of the Company or the sale of the Company or substantially all of its assets.  If the significant event or breach occurs prior to October 29, 2008, the face value plus all of the unpaid cash dividends through October 29, 2008 also become payable (approximately $11,139 at June 30, 2005).  In addition, RAM has the option to require that the Company redeem all of the outstanding shares of Series A on either October 29, 2006, 2007 or 2008 (the Put Dates).  The Company may delay such payment for up to one year, in which case the dividend rate would increase to 10% per annum.

In connection with the issuance of the Series A, the Company is required to maintain certain covenants.  The most significant of these covenants restricts the Company from: (i) incurring indebtedness in excess of $9,000; (ii) paying dividends on its common stock; and (iii) redeeming most of its equity securities.  Management believes that the Company was in compliance with these covenants as of June 30, 2005.

In June 2005, the Company entered in to a merger agreement with Clinical Data whereby, among other things, Genaissance series A preferred stock would convert into a new class of Clinical Data preferred stock.  See Note 3 for further discussion of the merger with Clinical Data.

In June 2004, RAM agreed not to convert its Series A if such conversion would cause RAM, together with RAM’s affiliates, to beneficially own in excess of 9.99% of the Company’s common stock.

(15)              COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements.  The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners.  The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities and foreign currency translation gains (losses).

A summary of total comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders	$(4,324)	$(7,761)	$(7,587)	$(12,586)
Other comprehensive income (loss)	(38)	(18)	(75)	(11)
Total comprehensive loss	$(4,362)	$(7,779)	$(7,662)	$(12,597)

(16)              INCOME TAXES

The State of Connecticut (the State) allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.  In the six months ended June 30, 2005 and 2004, the Company recorded an estimated benefit of approximately $45 and $115, respectively, related to the State exchange program, which is offset by foreign and state tax expense.

Included in deferred tax liabilities in the accompanying condensed consolidated balance sheets are federal and state deferred tax liabilities of approximately $1,236 and $91, respectively, which were established as a result of the purchase price allocation for the tax effects of temporary differences in amortization of intangible assets acquired in the Lark acquisition.

(17)              COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions, which, in the Company’s judgment, are normal and customary for companies in its industry sector.  These agreements are typically with business partners and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  Since the date of its incorporation, the Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the current estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, the Company has not recorded a liability for these provisions as of June 30, 2005.

The Company periodically enters into agreements with third parties to obtain exclusive or non-exclusive licenses for certain technologies.  The terms of certain of these agreements require the Company, among other items, to demonstrate the ability to fund certain research and development activities, pay future royalty payments and pay certain milestone payments based on product sales or sublicense income generated from applicable technologies, if any.  The timing of such events and the amount of such payments will depend upon successful commercialization of applicable technologies, if any.

Under the terms of the license, development and cooperation agreement the Company signed with Merck in September 2004, the Company agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  To date the Company has not made any milestone or royalty payments to Merck.  Under the terms of the agreement, the Company paid the initial license fee and will pay milestone payments, until the first commercial sale of vilazodone, through the issuance of its common stock.  If Merck and its affiliates’ aggregate ownership of the Company’s common stock would exceed 19.9% of the number of shares of the Company’s common stock then outstanding, or if the average closing price of the common stock at the time of the respective payment date is below $2.25 per share, the Company will pay milestone payments to Merck in cash.  Under the agreement, the Company was required to demonstrate that by no later than July 22, 2005, it has at least $8,000 in financing or has shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  If the Company is unable to meet this requirement, Merck can terminate the agreement and reacquire rights to the compound.  The Company believes that the proposed merger transaction with Clinical Data (see Note 3) fulfills the requirements of the July 22, 2005 deadline.

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

•                  a cost-effective, efficient process for determining genomic variation in clinical DNA samples, genotyping; and

•                  clinical genetics development skills.

Cardiac Channelopathies program – this program was designed to develop a Clinical Laboratory Improvement Amendments, or CLIA, compliant, genetic test for detecting cardiac ion channel mutations.  Cardiac channelopathies, including familial LQT and Brugada Syndromes, are conditions that affect the electrical system of the heart.  These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to abnormal heart rhythm, or arrhythmia.  Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients.  If left undiagnosed and untreated, these conditions can be fatal.  In May 2004, we launched our FAMILION Test, which is a CLIA-compliant genetic test for cardiac channelopathies.  We will also seek to discover genetic markers that are predictive of drug-induced QT prolongation and arrhythmias, and arrhythmias that occur in patients with other disorders, such as congestive heart failure.

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

Molecular Biology Services – these DNA-based analytical services include Good Laboratory Practices (GLP) compliant DNA isolation and banking services and research and GLP compliant sequencing, genotyping and related services.

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

As of June 30, 2005, we had a total of 7,803 genes in our database, with 26 of these genes having been added during the three months ended June 30, 2005, and 32 genes having been added during the three months ended June 30, 2004.  There is not necessarily any correlation between the costs incurred in any period and the number of genes added to the database in that period.  This is due to the fact that the size of the gene and, therefore, the amount of work involved varies from gene to gene.  In addition, after a gene is sequenced, it must be analyzed and go through an internal quality assurance check before it is added to the database.  This process may cause a gene sequenced in one period to be added to the database in a different period.  Furthermore, since additional information about genes continues to be discovered, we may resequence genes previously included in the database and/or perform a further quality assurance analysis.

Since our inception, we have incurred significant operating losses, and, as of June 30, 2005, we had an accumulated deficit of approximately $240.8 million.  The majority of our operating losses have resulted from costs we incurred developing our HAP Technology, in our clinical trials and from administrative costs associated with operations.  As part of our HAP Technology program, we continue to populate our database with HAP Marker information for pharmaceutically relevant genes, but we do so only when information that we need is not then currently available in our HAP Database.  We expect to dedicate a significant portion of our resources for the foreseeable future to continue the development of our proprietary programs and service our proprietary programs and molecular biology services customers.  To date, our revenue has been primarily from licensing and service fees from our agreements with Biogen Idec, Inc., Gene Logic, Inc., Johnson & Johnson Pharmaceutical Research & Development (J&J PRD), Millennium Pharmaceuticals, Inc. (Millennium), Pfizer, Inc. (Pfizer) and Wayne State University and from the molecular biology services that we offer.

Merger with Clinical Data, Inc.

On June 21, 2005, we entered in to a merger agreement with Clinical Data, Inc. (Clinical Data) and a wholly owned subsidiary of Clinical Data, pursuant to which Genaissance would become a wholly owned subsidiary of Clinical Data in a stock-for-stock merger to be accounted for as a purchase transaction whereby each one of our common stockholders would receive 0.065 shares of Clinical Data common stock for each share of Genaissance common stock held and Genaissance series A preferred stock would convert into a new class of Clinical Data preferred stock.  The transaction is valued at approximately $65.4 million, including the assumption of debt, and is expected to close in the fourth quarter of 2005.  The closing of the transaction is conditioned upon the approval of the respective stockholders of both companies and certain other customary items.  Reference is made to the joint proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4 filed by Clinical Data on August 5, 2005, for a full description of the background, reasons for and terms of the proposed merger with Clinical Data.

Financing Activities

On April 21, 2005, we entered into a Note and Warrant Purchase Agreement with Xmark Opportunity Fund, Ltd., Xmark Opportunity Fund, L.P. and Xmark JV Investment Partners, LLC (collectively, Xmark), pursuant to which, we issued Notes (collectively, Note) to Xmark in the aggregate principal amount of $4.5 million.  The Note, which is payable in full on April 21, 2007, bears interest at 5% and is secured by substantially all of our assets, excluding, among other assets, our intellectual property.  Under the terms of the Note, we are required to prepay the Note upon the occurrence of certain events including the sale of our assets, as defined.  In addition, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances if there is a balance outstanding under the Note on or after September 18, 2005 and we issue securities for less than $2.25 per share.  The warrants also provide for an equitable adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including the proposed merger transaction with Clinical Data.  Concurrent with signing the Note, we terminated our Loan and Security Agreement with Comerica Bank N.A. (Comerica) and repaid all outstanding principal and interest due to Comerica.

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

Lark provides contract, GLP-compliant and research sequencing and associated molecular services to the pharmaceutical, biotechnology and agricultural industries through its GLP compliant facility in Houston, Texas and its research facility in Takeley, U.K.

We recorded the transaction as a purchase transaction for accounting purposes and allocated the purchase price of approximately $24.5 million to the assets purchased and liabilities assumed based upon their respective fair values.  We allocated the excess of the purchase price over the estimated fair market value of the net tangible assets acquired to identified intangibles with estimated useful lives as follows: backlog – one year; customer relationships – 15 years; and GLP certification and trade name – indefinite.  The resulting goodwill was approximately $10.8 million.  We expect to incur charges for amortization of intangibles of approximately $120,000 per quarter.

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

Our significant accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates described below fit the definition of “critical accounting estimates”:

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

If we determine that the carrying value of the long-lived assets may not be fully recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows we expect to be generated by the group.  If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed.  To determine the amount of the impairment charge, we compare the carrying value of the applicable asset group to its fair value.  We determine the fair value of the asset group by discounting expected future cash flow using a discount rate that we determine to be commensurate with the risk inherent in our current business.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.  If an impairment charge is required in future periods, it could result in a material, non-cash charge in our consolidated statement of operations.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

License and research revenue consists primarily of revenue recognized in connection with the licensing of our HAP Technology and by providing molecular biology services.  License and research revenue decreased to approximately $2.1 million for the three months ended June 30, 2005 from approximately $2.6 million for the same period in 2004.  Revenue from licensing our HAP Technology decreased approximately $748,000, due mainly to the reduction in the data provided under our agreements with Millennium and Pfizer.  Revenue from research genotyping decreased approximately $652,000 due mainly to the completion of our project with Wayne State University in 2004.  The decrease was offset by an increase of approximately $466,000 in revenue recognized from our collaboration with Sciona Inc. (Sciona) during the three months ended June 30, 2005.

In addition, during the three months ended June 30, 2005, we recognized approximately $417,000 in revenue from our FAMILION Test, which we launched in May 2004.

Laboratory services revenue consists of revenue recognized from services provided by our GLP-compliant DNA banking and genotyping facility in Morrisville, North Carolina, and GLP-compliant sequencing and related molecular biology services provided by Lark, which we acquired in April 2004.  Laboratory services revenue increased to approximately $3.0 million for the three months ended June 30, 2005 from approximately $2.8 million for the same period in 2004.  The increase in laboratory services revenue was attributable to an increase in services provided by our facility in Morrisville, North Carolina.

Cost of laboratory services consists of payroll and benefits for personnel, materials and reagent costs, depreciation and maintenance and facility-related costs incurred in providing the laboratory services.  The cost of laboratory services was constant at approximately $2.0 million for the three months ended June 30, 2005 and 2004.  We expect the cost of laboratory services to decrease as a percentage of revenues as our revenues increase because a substantial portion of these costs are fixed costs for operating these facilities.

Research and development expenses consist primarily of payroll and benefits for research and development personnel, materials and reagent costs, depreciation expense and maintenance costs for equipment used for HAP Marker discovery and research genotyping, technology license fees and facility-related costs.  We expense our research and development costs as incurred.  Research and development costs decreased to approximately $3.0 million for the three months ended June 30, 2005 from approximately $6.1 million for the same period in 2004.  A substantial portion of our research and development expenditures are incurred in developing and conducting our proprietary programs.  The following is a breakdown of research and development expenses (in thousands):

	Three Months Ended
	June 30,	June 30,
	2005	2004

Payroll and benefits	$1,380	$2,060
Depreciation and amortization	320	1,200
Material and reagent costs	550	1,350
Technology license fees	160	450
Repairs and maintenance	130	150
Stock-based compensation	—	90
Other	433	828

Total	$2,973	$6,128

The decrease in research and development expenses for the three months ended June 30, 2005 was primarily attributable to a decrease of approximately $880,000 in depreciation and amortization, a decrease of approximately $680,000 in payroll and benefits and a decrease of approximately $800,000 in material and reagent costs.  The decrease in depreciation and amortization was primarily due to the fact that the majority of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004.  The decrease in payroll and benefits was primarily due to the fact that in November 2004, we reduced our work force by approximately 10% to align better our operating structure with our current and projected revenues and reduced expenses in certain other areas.  The majority of the workforce reductions occurred in research and development.  The decrease in material and reagent costs was primarily due to a decrease in research services provided by our research facility.  The development of our proprietary programs will require us to continue to devote substantial resources to research and development expenses in the near future.  We currently do not have sufficient resources to continue the development of all of our proprietary programs.  Further development of these programs will depend upon our ability to secure sufficient funds.  See “Factors Affecting Future Operating Results” for further discussion.

Selling, general and administrative expenses consist primarily of payroll and benefits for executive, sales, finance and other administrative personnel, as well as facility related costs and outside professional fees incurred in connection with corporate development, general legal and financial matters.  Selling, general and administrative expenses increased to approximately $3.9 million for the three months ended June 30, 2005 from approximately $3.7 million for the same period in 2004.  The increase was primarily due to professional fees of approximately $625,000 incurred in connection with the merger with Clinical Data.

Other income, net increased to approximately $42,000 for the three months ended June 30, 2005 from approximately $9,000 for the same period in 2004.  The increase was primarily due to a miscellaneous charge incurred in 2004.

Interest expense increased to approximately $411,000 for the three months ended June 30, 2005 from approximately $175,000 for the same period in 2004.  The increase was primarily due to the write-off of approximately $123 of deferred finance costs originally recorded in connection with the Loan and Security Agreement with Comerica in September 2003, which was subsequently terminated with all outstanding principal and interest being paid in April 2005, and the amortization of approximately $141 of the debt discount related to the Xmark warrants.

Income tax expense decreased to approximately $7,000 for the three months ended June 30, 2005 from approximately $36,000 for the same period in 2004.  We recorded estimated foreign and state taxes of approximately $19,000 and $96,000 in the three months ended June 30, 2005 and 2004, respectively.  The expense was offset by a net tax benefit from the State of Connecticut (the State) as a result of legislation, which allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.

Equity in loss of affiliate represents our percentage interest in the losses of Sciona.  In November 2003, we granted Sciona a license to our HAP Technology in exchange for a 37% equity interest (30% on a fully diluted basis).  Under the equity method of accounting, we recorded a loss of $150,000 in the three months ended June 30, 2004.  In September 2004, Sciona closed an equity financing, which diluted our holdings to 13% (11% on a fully diluted basis).  As a result, we changed our method of accounting for the investment from the equity method to the cost method, and we no longer record our percentage interest in the results of operations of Sciona.  In February 2005, Sciona closed an additional equity financing, which further diluted our holdings to 9% (7% on a fully diluted basis).

During the fourth quarter of 2003, we issued shares of series A redeemable convertible preferred stock and granted a warrant to purchase additional shares of series A preferred stock.  We were required to recognize, over the life of the warrant, a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant.  The warrant was exercised on June 30, 2004, and, therefore, we recognized the remaining unamortized beneficial conversion charge of approximately $40,000 during the three months ended June 30, 2004.  In addition, we recognized a charge of $833,000 representing the Black-Scholes value of the common stock warrant issued in connection with this transaction.

Six Months Ended June 30, 2005 and 2004

License and research revenue decreased to approximately $4.9 million for the six months ended June 30, 2005 from approximately $5.4 million for the same period in 2004.  Revenue from licensing our HAP Technology decreased approximately $2.2 million, due mainly to the expiration of our agreement with J&J PRD and a reduction in the data provided under our agreements with Millennium and Pfizer.  The collaboration agreement with J&J PRD expired in the first quarter of 2004, which accounted for approximately $600,000 of revenue recognized during the six months ended June 30, 2004.  The decrease was offset by an increase of approximately $920,000 in revenue recognized from our collaboration with Sciona during the six months ended June 30, 2005.  In addition, during the six months ended June 30, 2005, we recognized approximately $617,000 in revenue from our FAMILION Test, which we launched in May 2004.

Laboratory services revenue increased to approximately $5.7 million for the six months ended June 30, 2005 from approximately $3.7 million for the same period in 2004.  The increase was attributable to the increase of approximately $1.9 million in revenue from Lark, which is included for a full six months in 2005 as opposed to 2004, which only included Lark revenue earned from the date of acquisition, April 1, 2004.

The cost of laboratory services increased to approximately $4.0 million for the six months ended June 30, 2005 from approximately $2.8 million for the same period in 2004.  The increase was due to the inclusion of Lark for the full six month period in 2005.  We expect the cost of laboratory services to decrease as a percentage of revenues as our revenues increase because a substantial portion of these costs are fixed costs for operating these facilities.

Research and development costs decreased to approximately $6.3 million for the six months ended June 30, 2005 from approximately $11.1 million for the same period in 2004.  The following is a breakdown of research and development expenses (in thousands):

	Six Months Ended
	June 30,	June 30,
	2005	2004

Payroll and benefits	$2,800	$4,150
Depreciation and amortization	630	2,530
Material and reagent costs	1,330	1,900
Technology license fees	350	710
Repairs and maintenance	290	280
Stock-based compensation	10	190
Other	864	1,380

Total	$6,274	$11,140

The decrease in research and development expenses for the six months ended June 30, 2005 was primarily attributable to a decrease of approximately $1.9 million in depreciation and amortization, a decrease of approximately $1.4 million in payroll and benefits and a decrease of approximately $570,000 in material and reagent costs.  The decrease in depreciation and amortization was primarily due to the fact that the majority of our DNA sequencing machines and the related assets became fully depreciated during the quarter ended June 30, 2004.  The decrease in payroll and benefits was primarily due to the fact that in November 2004, we reduced our work force by approximately 10% to align better our operating structure with our current and projected revenues and reduced expenses in certain other areas.  The majority of the workforce reductions occurred in research and development.  The decrease in material and reagent costs was primarily due to a decrease in research services provided by our research facility.

Selling, general and administrative expenses increased to approximately $7.2 million for the six months ended June 30, 2005 from approximately $6.0 million for the same period in 2004.  The increase was primarily due to an increase of approximately $363,000 due to the inclusion of Lark in our operations for the full six month period in 2005.  Amortization of the intangible assets recognized from the Lark purchase accounted for an additional $120,000 in expense for the six months ended June 30, 2005.  In addition, we incurred professional fees of approximately $625,000 in connection with the merger with Clinical Data.

Other income, net decreased to approximately $76,000 for the six months ended June 30, 2005 from income of approximately $84,000 for the same period in 2004.  The decrease was primarily due to a decrease in interest income as a result of higher cash, cash equivalents and short-term investment balances in 2004.

Interest expense increased to approximately $568,000 for the six months ended June 30, 2005 from approximately $355,000 for the same period in 2004.  The increase was primarily due to higher debt balances in 2005.

Income tax (expense) benefit decreased to an expense of approximately $33,000 for the six months ended June 30, 2005 from a benefit of approximately $13,000 for the same period in 2004.  We recorded estimated foreign and state taxes of approximately $78,000 and $102,000 in the six months ended June 30, 2005 and 2004, respectively.  The expense was offset by a net tax benefit from the State as a result of legislation, which allows companies conducting business in the State to receive cash refunds from the State at a rate of 65% of their qualifying research and development tax credit, as defined, in exchange for foregoing the carryforward of the research and development tax credit.

Equity in loss of affiliate represents our percentage interest in the losses of Sciona.  In November 2003, we granted Sciona a license to our HAP Technology in exchange for a 37% equity interest (30% on a fully diluted basis).  Under the equity method of accounting, we recorded a loss of $300,000 in the six months ended June 30, 2004.  In September 2004, Sciona closed an equity financing, which diluted our holdings to 13% (11% on a fully diluted basis).  As a result, we changed our method of accounting for the investment from the equity method to the cost method, and we no longer record our percentage interest in the results of operations of Sciona.  In February 2005, Sciona closed an additional equity financing, which further diluted our holdings to 9% (7% on a fully diluted basis).

During the fourth quarter of 2003, we issued shares of series A redeemable convertible preferred stock and granted a warrant to purchase additional shares of series A preferred stock.  We were required to recognize, over the life of the warrant, a charge of approximately $49,000 for the beneficial conversion feature embedded in the warrant.  The warrant was exercised on June 30, 2004, and, therefore, we recognized the remaining unamortized beneficial conversion charge of approximately

$46,000 during the six months ended June 30, 2004.  In addition, we recognized a charge of $833,000 representing the Black-Scholes value of the common stock warrant issued in connection with this transaction.

Liquidity and Capital Resources

Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of capital expenditures, working capital, debt service, research and development expenses, general corporate expenses and expenses related to acquisitions.

We have financed our operations primarily through the private and public sale of common and preferred stock, loans, payments under licensing agreements, government research grants and capital leases.  From inception through June 30, 2005, we have received aggregate gross proceeds of approximately $180.0 million from the issuance of common and preferred stock.  In addition, through June 30, 2005, we have received approximately $51.1 million from license and service fees, royalties and research contracts.  We also have received approximately $26.2 million from capital lease financing arrangements and approximately $17.7 million from other loans. Through June 30, 2005, we have acquired approximately $45.2 million of property and equipment.  These assets were largely financed through capital lease financing arrangements and other loans.

On April 21, 2005, we entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, among other things, we issued the Note to Xmark in the aggregate principal amount of $4.5 million.  The Note, which is payable in full on April 21, 2007, bears interest at 5% and is secured by substantially all of our assets, excluding, among other assets, our intellectual property.  Under the terms of the Note, we are required to prepay the Note upon the occurrence of certain events including the sale of our assets, as defined.  In addition, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  The price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and we issue securities for less than $2.25 per share.  The warrants also provide for an equitable adjustment to the exercise price and number and type of securities purchasable upon exercise of the warrant in certain circumstances, including the proposed merger transaction with Clinical Data.

On November 19, 2004, we closed a private placement with certain institutional and other accredited investors for 3,550,294 shares of our common stock together with warrants to purchase an additional 3,550,294 shares of our common stock at $1.69 per share.  We received proceeds of approximately $5.4 million net of issuance costs of approximately $580,000.

We entered into a $5.0 million loan and security agreement with Comerica in September 2003, which was subsequently terminated with all outstanding principal and interest being repaid in April 2005 (See “Financing Activities” section above).  Under the terms of the agreement, we were required to satisfy certain financial covenants, including a minimum cash balance and a minimum quick ratio, as defined.  Due to the uncertainty surrounding future debt covenant compliance at December 31, 2004, we classified the Comerica debt as current in our condensed consolidated balance sheet as of December 31, 2004.  We have terminated our agreement with Comerica and repaid all amounts due there under with the proceeds from our Xmark financing.

We have also entered into financing agreements (the Agreements) with Connecticut Innovations, Inc., one of our stockholders, to finance certain leasehold improvements and other costs associated with our facility expansion in New Haven.  The Agreements provide for payments of principal and interest based on a 120-month amortization, with final balloon payments due in March 2009 through June 2011.  Borrowings under the Agreements are collateralized by the related leasehold improvements.  Management believes that we are in compliance with all covenants under the Agreements as of June 30, 2005.  The Agreements do not contain any cross default provisions.

We operate in an environment of rapid change in technology and have substantial competition from companies developing genomic-related technologies and offering molecular biology services.  In addition to the normal risks associated with a business venture, there can be no assurance that our technologies and our molecular biology services offerings will be successfully used, that we will obtain adequate patent protection for our technologies or that any of our products will be commercially viable.  We have incurred substantial losses to date, have an accumulated deficit of approximately $240.8 million as of June 30, 2005 and expect to incur substantial expenditures in the foreseeable future to fund our research, development and commercialization of our products and to maintain our molecular biology services.

We believe that our current cash and cash equivalents balance and the funds generated from operations will not be sufficient to fund our expected net losses, debt service obligations and capital expenditures for the next twelve months based on our current activities.  The pending merger with Clinical Data would obviate the need for additional liquidity.  However, as there can be no assurance that the merger will be consummated in the expected time frame, should the merger not occur, we would be required to review other alternatives to raise capital including, but not limited to, the sale of certain assets or raising private or public equity or debt.  There can be no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all.  These circumstances raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

At June 30, 2005, cash, cash equivalents and short-term investments totaled approximately $4.1 million compared to approximately $9.2 million at December 31, 2004.  Our cash reserves are held in interest-bearing money market accounts.

Cash Flows

Cash used in operations was approximately $5.7 million in the six months ended June 30, 2005, compared with approximately $8.5 million for the same period in 2004.  The cash used in operations for the six months ended June 30, 2005 resulted primarily from a net loss of approximately $7.3 million and a $1.3 million decrease in accrued expenses and deferred revenue, partially offset by approximately $2.8 million of non-cash charges for depreciation and amortization expense and stock-based compensation.  The cash used in operations for the six months ended June 30, 2004 resulted primarily from a net loss of approximately $11.5 million and a decrease of approximately $1.3 million in accrued expenses, partially offset by approximately $4.2 million of non-cash charges for depreciation and amortization expense, stock-based compensation, non-cash research and development expense and the loss in the equity of an affiliate.

Cash used in investing activities was approximately $451,000 in the six months ended June 30, 2005, compared with cash provided by investing activities of approximately $3.5 million for the same period in 2004.  During the six months ended June 30, 2005, we used approximately $440,000 for the purchase of property and equipment.  During the six months ended June 30, 2004, we used approximately $930,000 for the purchase of property and equipment and received net proceeds of approximately $4.2 million from the maturity of investments in marketable securities.

Cash provided by financing activities was approximately $1.2 million in the six months ended June 30, 2005, compared with approximately $3.9 million for the same period in 2004.  During the six months ended June 30, 2005, we received approximately $4.5 million in proceeds from long-term debt.  In addition, we used cash of approximately $3.2 million for the repayment of long-term debt and approximately $104,000 for the payment of preferred stock dividends.  During the six months ended June 30, 2004, we received approximately $5.1 million in cash from the sale of common stock and the exercise of a preferred stock warrant and used cash of approximately $1.1 million for the repayment of long-term debt.

Contractual Obligations

In April 2005, we entered into a Note and Warrant Purchase Agreement with Xmark, pursuant to which, we issued the Note to Xmark in the aggregate principal amount of $4.5 million (See “Financing Activities” section above).  Concurrently, we terminated our Loan and Security Agreement with Comerica and repaid all outstanding principal and interest due to Comerica.  As such, $2.6 million of long-term debt, including interest, shown in the contractual obligations table in our 2004 Annual Report on Form 10-K (File No. 000-30981) as due in fiscal 2005, is now due in fiscal 2007.

Short-Term Funding Requirements

We believe that our current cash and cash equivalents balance and the funds generated from operations will not be sufficient to fund our expected net losses, debt service obligations and capital expenditures for the next twelve months based on our current activities.  The pending merger with Clinical Data would obviate the need for additional liquidity.  However, as there can be no assurance that the merger will be consummated in the expected time frame, should the merger not occur, we would be required to review other alternatives to raise capital, including, but not limited to, the sale of certain assets or raising private or public equity or debt.  There can be no assurance that we will be able to obtain sufficient financing on acceptable terms, if at all.

We expect to continue to finance our operations from cash we received in June 2004 from the sale of our series A preferred stock and the related exercise of a warrant to purchase shares of our series A preferred stock, cash we received in November 2004 from our private placement of common stock, cash we received from our debt financing in April 2005 and future revenue from our proprietary programs and molecular biology services customers.  Factors affecting our funding requirements are described below.  In particular, if we are unsuccessful in marketing our proprietary programs and growing our molecular biology services revenue, we may not generate sufficient revenue to sustain our operations at planned levels.  We expect to expend substantial funds to conduct research and development activities and other general and administrative activities.  Our expenditures for these activities will include required payments under operating leases and long-term debt agreements and licensing, collaboration and service agreements.  Capital expenditures are not currently expected to exceed $1.0 million for fiscal 2005 and 2006.  We expect to fund our capital expenditures through our current cash and cash equivalents reserves and expect our capital expenditures to be for equipment used in our services business and in our research activities.

Long-Term Funding Requirements

In addition to our short-term funding requirements, for periods beyond the end of the fiscal year if the pending merger with Clinical Data is not completed, even if we market our proprietary programs and grow our molecular biology services revenue significantly, we may need to seek additional funding through public or private equity financings, debt financings or commercial customers.  However, we cannot assure you that we will be able to obtain additional financing or new customers for our molecular biology services and our proprietary programs, or generate the increased revenue to support our operations.  If we do not receive additional financing, or additional income, or if we do not receive it as rapidly as we expect, we would spend our existing cash and investment securities more rapidly than we currently plan and will be unable to continue as a going concern.

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

Collaborative Research Agreements

In September 2004, we entered into a license, development and cooperation agreement with Merck pursuant to which we acquired an exclusive worldwide license from Merck to develop and commercialize vilazodone, a small molecule compound.  We believe that previous preclinical and clinical studies of vilazodone provide a basis for further development of the product for use in the treatment of depressive illness.  In light of published studies suggesting an association between antidepressant response and genetics, we intend to evaluate vilazodone in a Phase II clinical trial, which would include a pharmacogenomic characterization of patients suffering from depression.  We believe that genetic markers predictive of drug response can be discovered, which could lead to a novel therapy targeting a population of patients suffering from depression, who will respond to the drug.  We currently do not have sufficient resources to commence this Phase II clinical trial.  We believe that the planned merger with Clinical Data fulfills the financing requirements under the agreement.

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

Income Taxes

We have not generated any taxable income, subject to federal taxes, to date and, therefore, have not paid any federal income taxes since inception.  On December 31, 2004, we had available unused net operating loss carryforwards of approximately $153.8 million and approximately $140.5 million, which may be available to offset future federal and state taxable income, respectively.  Use of our federal and state net operating loss carryforwards, which will begin to expire in 2007 and 2005, respectively, may be subject to limitations.  The future utilization of these carryforwards may be or have been limited due to changes within our ownership structure.  We have recorded a full valuation allowance against our deferred tax assets, which consists primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability, as required by SFAS No. 109, Accounting for Income Taxes.

Off-Balance Sheet Arrangements

During the year ended December 31, 2004 and through June 30, 2005, we have not engaged in off-balance sheet activities, including the use of structured finance or specific purpose entities.

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

Risks to Genaissance if the Proposed Merger Transaction Is Not Completed

If the merger is not completed, our stock price and future business and operations could be adversely affected.

If the merger is not completed, we may be subject to the following material risks, among others:

•                  We may be required to pay Clinical Data a termination fee of up to $1,324,600 under certain circumstances;

•                  We may not be able to meet certain financing obligations under the Merck licensing agreement related to the development and commercialization of vilazodone; and

•                  Our costs related to the merger, such as legal, accounting and some of the fees of our financial advisor, must be paid even if the merger is not completed.

Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger with Clinical Data.

Our market price may be negatively impacted if the merger with Clinical Data is not concluded.

On June 20, 2005, we entered into the merger agreement with Clinical Data. Consequently, we believe our stock price has begun to take into account the likelihood of the merger being concluded.  Failure to consummate this merger may have a significant negative impact on the trading price of our common stock. While we are working to complete the merger during the fourth quarter of calendar year 2005, the consummation of the merger is subject to approval of the transaction by our stockholders and other customary closing conditions, many of which are beyond our control.

The termination fee and the restrictions on solicitation contained in the merger agreement and the terms of the voting agreements may discourage other companies from trying to acquire us.

Until the completion of the merger, and with some exceptions, we are prohibited from initiating or engaging in discussions with a third party regarding some types of extraordinary transactions, such as a merger, business combination or sale of a material amount of assets or capital stock. We also agreed to pay a termination fee of up to $1,324,600 to Clinical Data under certain specified circumstances.  Payment of the termination fee could also have a material adverse effect on our financial condition.  In addition, the holder of all of the outstanding shares of our series A preferred stock entered into an agreement with Clinical Data in which such holder agreed to vote in favor of the merger and against any action, agreement, transaction or proposal that would result in any of the conditions to our obligations under the merger agreement not being fulfilled or that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay or adversely affect the transactions contemplated by the merger agreement.  These provisions could discourage other companies from trying to acquire us, even though those other companies might be willing to offer greater value to our stockholders than Clinical Data has offered in the merger.

If the merger is not completed, we may not be able to obtain financing to fund operations, repay debt or develop vilazodone, which will negatively impact our value.

If the merger is not completed and we are unable to obtain financing, we will be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We may be forced to seek funds through arrangements with collaborators or others that require us to relinquish rights to certain of our technologies or therapeutic products, which we would otherwise pursue on our own, or grant licenses on terms that may not be favorable to us.  For example, in September 2004, we entered into a license, development and cooperation agreement with Merck, pursuant to which we acquired an exclusive world-wide license to develop and commercialize vilazodone, a small molecule compound.  We agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, we are required to demonstrate that, by no later than July 22, 2005, we will have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone and we believe that entering into the merger agreement demonstrates the combined company’s capacity to fund such levels. However, if the merger is not completed and we are unable to meet this financing requirement, Merck can terminate the agreement and reacquire the compound.

In addition, if the average closing price of our common stock at the time of the respective milestone payment is below $2.25 per share, we will be required to make the milestone payments to Merck in cash rather than in shares of our common stock.  If Merck and its affiliates’ aggregate ownership of our common stock would exceed 19.9% of the number of shares of common stock then outstanding, we would also be required to make payments in cash rather than in shares of common stock.  If the merger is not completed, we will need to seek alternate means to finance the development of vilazodone or raise additional capital to do so.  We do not currently have sufficient resources to meet our obligations with respect to vilazodone.

Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and such financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable or favorable to us, if at all.  In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to our series A preferred stock without the vote or written consent of holders of at least 66 2/3% of our series A preferred stock then outstanding.  Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

Risks Related to Our Need for Financing and Financial Results

We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future such that we may never be profitable.

We have incurred substantial operating losses in every year since our inception.  As of June 30, 2005, we had generated only minimal revenues from our proprietary programs and our molecular biology services.  From inception through June 30, 2005, we had an accumulated deficit of approximately $240.8 million.  Our losses to date have resulted principally from costs we incurred in the development and conduct of our proprietary programs and from general and administrative costs associated with operations.

We expect to devote substantially all of our resources for the foreseeable future to service our molecular biology services and proprietary programs customers and continue the development of our proprietary programs.  We will need to generate significantly higher revenues and attract external capital in the form of debt or equity financing, or a third party collaboration, to fund our spending.  Pharmaceutical and biotechnology companies are only beginning to use services such as ours in their drug and diagnostic development or marketing efforts and, accordingly, they may not choose to use our HAP Technology or our molecular biology services.  We cannot be certain whether we will be able to attract external capital in the form of debt or equity financing, or a third party collaboration, because of significant uncertainties with respect to our ability to generate revenues from the sale of products and covenants with existing stockholders.  As a result, even if we obtain additional financing, we expect to incur additional losses this year and in future years, and we may never achieve profitability.

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

We may be forced to seek funds through arrangements with collaborators or others that require us to relinquish rights to certain of our technologies or therapeutic products, which we would otherwise pursue on our own, or grant licenses on terms that may not be favorable to us.  For example, in September 2004, we entered into a license, development and cooperation agreement with Merck, pursuant to which we acquired an exclusive world-wide license to develop and commercialize vilazodone, a small molecule compound.  We agreed to pay milestone payments upon the achievement of specified development, regulatory and sales milestones and royalties on all future product sales and a share of all sub-licensing income from any third party on the commercialization of vilazodone.  Under the agreement, we were required to demonstrate that, by no later than July 22, 2005, we have at least $8.0 million in financing or have shown the capacity to fund such levels of research and development activities in 2005 relating to vilazodone.  We believe that our pending merger transaction with Clinical Data satisfies this requirement; however, if we have not met this requirement, Merck can terminate the agreement and reacquire the compound.  In addition, if the average closing price of our common stock at the time of the respective milestone payment is below $2.25 per share, we will be required to make the milestone payments to Merck in cash rather than in shares of our common stock.  If Merck and its affiliates’ aggregate ownership of our common stock would exceed 19.9% of the number of shares of our common stock then outstanding, we would also be required to make a payment in cash rather than in shares of our common stock.  We will need to seek alternate means to finance the development of vilazodone or raise additional capital to do so.  We do not currently have sufficient resources to meet our obligations with respect to vilazodone.

Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and such financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable or favorable to us, if at all.  In addition, we cannot incur indebtedness above certain levels or issue any capital stock or other equity securities having rights, preferences, privileges or priorities pari passu with or senior to our series A preferred stock without the vote or written consent of holders of at least 66-2/3% of the series A preferred stock then outstanding.  In addition, under the terms of the Note dated April 21, 2005, pursuant to which we issued senior secured notes in the aggregate principal amount of $4.5 million in a private placement, we cannot incur indebtedness above certain levels or issue any capital stock with maturity senior to or pari passu with the Note without the written consent of the holders of the Note.  Failure to obtain additional capital may preclude us from developing or enhancing our products, taking advantage of future opportunities, growing our business or responding to competitive pressures.

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

If we are required to redeem our series A preferred stock due to any of the foregoing events, we are required to pay each holder of our series A preferred stock the original purchase price, plus an amount equal to the dividends that would otherwise have accrued and been payable on such shares through October 29, 2008 that have not otherwise been paid as of the redemption date.  As of June 30, 2005, the aggregate redemption price we would be required to pay is approximately $11.1 million.  As of June 30, 2005, we had aggregate cash and cash equivalents of approximately $4.1 million.

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

In addition, under the terms of the Note, a redemption of the series A preferred stock would result in an event of default under the Note.  Upon the occurrence and during the continuance of such an event of default, the outstanding principal amount of the Note will bear interest at a maximum rate of 15% per annum.

The purchaser of our series A preferred stock owns a substantial portion of our capital stock, which may afford the purchaser significant influence over our affairs.

As of June 30, 2005, the holder of our series A preferred stock, together with its affiliates, held or had the right to acquire and/or vote approximately 14% of our outstanding common stock, assuming the conversion of series A preferred stock to common stock and the exercise of a common stock purchase warrant, including shares of our common stock which the holder previously purchased in the open market.  The series A holder has agreed not to convert its series A preferred stock if such conversion would cause the holder to beneficially own in excess of 9.99% of our common stock.  Nevertheless, this stockholder has significant influence over our ability to offer securities for sale at a purchase price of less than $2.25 per share, incur additional indebtedness and affect any change in control of the Company that may be favored by other stockholders.  Additionally, this stockholder could otherwise exercise significant influence over all corporate actions requiring stockholder approval, including the approval of some mergers and other significant corporate transactions, such as a sale of substantially all of our assets or the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.  Consequently, this stockholder may approve a transaction that, in its judgment, enhances the value of its investment, but which nonetheless may diverge from the interests of our other stockholders.

The agreements and instruments governing the rights and preferences of our series A preferred stock impose restrictions on our business and limit our ability to undertake certain corporate actions, including financings.

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

In connection with our private placement of the Note, we issued Xmark warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $2.25 per share.  While the number of shares subject to warrants is fixed at 2,000,000, the price per share is subject to adjustment in certain circumstances while there is a balance outstanding under the Note on or after September 18, 2005 and we issue specified securities for less than $2.25 per share.  The warrants also provide for an adjustment to the exercise price and type of securities purchasable upon exercise of the warrant in certain circumstances, including the proposed merger transaction with Clinical Data.  In connection with our private placement in November 2004, we issued warrants to purchase an aggregate of 3,550,294 shares of our common stock at an exercise price of $1.69 per share.  On October 29, 2003, we issued and sold an aggregate of 270,000 shares of our series A preferred stock and granted the purchaser of such shares a warrant to purchase an additional 190,000 shares of our series A preferred stock at $22.50 per share, which the purchaser exercised on June 30, 2004.  In connection with the exercise of the warrant, we granted an affiliate of the series A holder a warrant to purchase 261,500 shares of our common stock at an exercise price of $4.17 per share.  Each share of our series A preferred stock is currently convertible into ten shares of our common stock.  Consequently, on an as-converted and as-exercised basis, an aggregate of 4,861,500 shares of our common stock may be issued to the series A purchaser or its affiliate.  Any issuance of shares of our common stock upon conversion of shares of our series A preferred stock, or upon exercise of outstanding warrants, could have the effect of substantially diluting the interests of our current stockholders, as well as the interests of holders of our outstanding options and warrants.  As of June 30, 2005, we had outstanding options and warrants exercisable for an aggregate of 11,321,808 shares of our common stock.

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

If we are unable to maintain compliance with NASDAQ’s listing requirements, our common stock could be delisted which would negatively impact our liquidity and the ability of our stockholders to sell their shares.

Our listing on the NASDAQ National Market is conditioned upon our continued compliance with the NASDAQ Marketplace Rules, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days.  Given the recent minimum bid price levels for our common stock, we cannot assure you that we will be in compliance with this rule.  If we fail to comply with this rule, NASDAQ may send us a deficiency notice, and, if we cannot remedy this noncompliance in a manner contemplated by NASDAQ’s rules, including any applicable grace periods, our common stock could be delisted from the NASDAQ National Market.  Delisting from the NASDAQ National Market will result in an acceleration of the Note and an obligation to redeem our series A preferred stock.  In addition, the delisting of our common stock would likely have a material adverse effect on the trading price, volume and marketability of our common stock.

Risks Related to Commercialization and Development

We currently rely on a limited number of customers for a substantial portion of our revenue.  As a result, our revenues may fluctuate based on the buying patterns of our customers, and the loss of one major customer or our inability to secure additional significant revenue-producing customers, during a given period, would have a material adverse effect on our business and operating results.

We are dependent upon a limited number of customers for substantially all of our revenue.  In the three months ended June 30, 2005, one of our customers accounted for 17% of our revenues.  Our reliance on a small number of customers could cause our revenues to fluctuate from quarter to quarter, based on the buying patterns of these customers.  For example, we revised our guidance for our 2004 annual revenue downward in October 2004, primarily as a result of a shift in the timing of certain anticipated contracts and the receipt of samples associated with some of these contracts.  If we lose and are not able to replace customers that provide us with significant revenues, it could have a material adverse effect on our revenues and on our business in general and could cause volatility or a decline in our stock price.  In addition, if any of these customers fails to pay us on a timely basis, or at all, our financial position and results of operations could be materially and adversely affected.

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

We may need to establish collaborative relationships in order to develop vilazodone.

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

Given these risks, even if we are able to identify a potential collaborator and negotiate and enter into a collaborative arrangement, it is possible that any collaborative arrangement into which we enter may not be successful.  Failure of our efforts could cause us to breach covenants in our license agreement relating to vilazodone, delay our drug development or impair commercialization of vilazodone.  In particular, we were required to have demonstrated to Merck’s satisfaction, by no later than July 22, 2005, that we have the financial resources to fund the anticipated budget for research and development activities relating to vilazodone for 2005.  We believe that our proposed merger transaction with Clinical Data satisfies this requirement; however, we may be required to obtain significant additional funding or enter into a collaboration arrangement with a third party to satisfy this and other obligations regarding vilazodone.

Our proprietary programs may not allow our commercial customers to develop commercial products or to increase sales of their marketed products.

We developed our proprietary programs on the assumption that information about gene variation and gene variation associated with drug response may help drug development professionals better understand the drug response of particular populations and complex disease processes.  Although the pharmaceutical and biotechnology industries are increasing their use of genomics in analyzing drug response and diseases, we are aware of only two successful drug program applying genomics.

We discover HAP Markers for pharmaceutically relevant genes.  This information may not prove to be superior to genomic variation information discovered by our competitors or to genomic information available in public databases.  Furthermore, pharmaceutical and biotechnology companies may not choose our HAP Technology over competing technologies.

Our DecoGen Informatics System may also be less effective than we expect or may not allow our commercial customers or us to determine a correlation between drug response and genomic variation.  Furthermore, even if our customers or we are successful in identifying such a correlation, our customers may not be able to develop or sell commercially viable products, nor may our customers be able to increase the sales of their marketed products using this correlation.  Accordingly, our HAP Markers and HAP Technology may not improve the development, marketing and prescribing of drugs or the development and marketing of diagnostics developed by our HAP Technology customers and customers for our other proprietary programs.

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

Our customers for certain of our proprietary programs may be responsible for pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any product or enhanced marketing claims that result from the application of our proprietary programs.  Our current agreements with these customers allow them significant discretion in pursuing these activities and future agreements, if any, may allow similar discretion.  We cannot control the amount and timing of resources that any such current or potential customers will devote to our programs or potential products.  Our current proprietary program arrangements and our future proprietary program arrangements, if any, may also have the effect of limiting the areas of research or commercialization that we may pursue either alone or with others.  Because part of our revenue could be dependent on the successful commercialization or development of our customers’ products, if, for any reason, a proprietary program customer delays or abandons its development or commercialization of a product developed using our proprietary programs, we may receive reduced royalty or other payments or no royalty or other payments at all.

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

The market for genetic tests is relatively undeveloped.  We are marketing our FAMILION Test to physicians, who did not previously have a genetic test available for cardiac channelopathies.  The success of our test depends on its acceptance by the medical community, patients and third-party payers as being medically useful.  If we are not able to gain market acceptance for our test, we may not be able to generate sufficient revenue to help sustain our operations.

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

Currently, there is limited U.S. Food and Drug Administration (FDA) regulation of genetic tests.  The Secretary’s Advisory Committee on Genetic Testing, an advisory panel to the Secretary of the U.S. Department of Health and Human Services, has recommended that the FDA expand its regulation of genetic testing to require FDA approval for all new genetic tests and labeling of genetic tests.  If the FDA adopts this recommendation, it may require that we, or our customers, apply for FDA approval as a prerequisite to marketing genetic tests that incorporate our intellectual property.  If the FDA were to deny any application of this kind, it could adversely affect our business and we may be unable to generate sufficient revenue to sustain our operations.

The FDA has twice required that a physician must have genomic variation information determined about a patient before the doctor prescribes a drug.  In April 2005, the FDA issued guidance that encourages drug and biologic developers to conduct pharmacogenomic tests during drug development and clarified how the FDA will evaluate the resulting data.  The guidance provides specific criteria and recommendations on the submission of pharmacogenomic data in connection with Investigational New Drug Applications, New Drug Applications and Biological License Applications.  The guidance includes information on the type of data needed and how the FDA will or will not use such data in regulatory decisions.  The FDA asked for voluntary submissions of research information in order to gain experience as the field of pharmacogenomics evolves.  The FDA advised that the agency would not use information from voluntary reports for regulatory decisions on the drug or biologic, with which the voluntary data is associated.  In addition, the FDA held a workshop in April 2005 to discuss its guidance and gain further industry comment on implications of voluntary data submissions and joint development of drug-diagnostic combination products.  Our success will depend, in part, on how rapidly the pharmaceutical and biotechnology industry implements the guidance and, accordingly, the validity of our services as a basis for identifying genomic variation and for correlating drug response with genomic variation.  Without this implementation by the pharmaceutical and biotechnology industry, we may be unable to market effectively any test we may have, as well as any of our services, and we may not generate sufficient revenue to sustain our operations.

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

Additionally, public opinion on ethical issues related to the confidentiality and appropriate use of genetic testing results may influence governmental authorities to call for limits on, or regulation of the use of, genetic tests.  In addition, governmental authorities or other entities may call for limits on, or regulation on the use of, genetic tests or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure.  The occurrence of any of these events could reduce the potential markets for our products and services, which could prevent us from generating sufficient revenue to sustain our operations.

Furthermore, we are subject to laws and regulations as a provider of information that a doctor can use to make a therapeutic decision.  To the extent that these laws and regulations restrict the sale of our products and services or impose other costs, we may be unable to provide our products and services to our customers on terms sufficient to recover our expenses.

If our customers or we delay, do not seek, or do not receive, marketing approval for products developed, if any, from our proprietary programs, we may receive delayed royalty or other payments or no royalty or other payments at all.

Any new drug, biologic, or new drug or biologic indication we or our customers develop using genetic markers from our proprietary programs must undergo an extensive regulatory review process in the United States and other countries before a new product or indication of this kind could be marketed.  This regulatory process can take many years, requires substantial expense and is uncertain as to outcome.  Changes in FDA policies and the policies of similar foreign regulatory bodies can prolong the regulatory review of each new drug or biologic license application or prevent approval of the application.  We expect similar delays and risks in the regulatory review process for any diagnostic product developed by our customers or us, whenever this regulatory review is required.  Even if a product obtains marketing clearance, a marketed product and its manufacturer are subject to continuing review.  A manufacturer may be forced to withdraw a product from the market if a previously unknown problem with a product becomes apparent.  Because our future revenue will be dependent on the successful commercialization or development of products using genetic markers from our proprietary programs, any delay in obtaining, failing to obtain, or failing to maintain regulatory approval for a product developed using genetic markers from our proprietary programs may delay our receipt of royalty or other payments or prevent us from receiving royalty or other payments sufficient to recover our expenses.

If our customers are unable to obtain regulatory approval for therapeutic or diagnostic products developed using our HAP Technology or genetic markers from our proprietary programs, the lack of regulatory approval will diminish the value of our HAP Technology and proprietary programs.

To date, none of our customers has developed or commercialized any therapeutic product or commercialized any diagnostic product using our genetic markers from our proprietary programs.  We expect to rely on our customers to file applications for regulatory approval and generally direct the regulatory review process and obtain regulatory acceptance of any product they develop with our genetic markers from our proprietary programs, if any.  Our customers may not submit an application for regulatory review.  Even if they do submit applications, they may not be able to obtain marketing clearance for any product on a timely basis, if at all.  If our customers fail to obtain required governmental clearances for any therapeutic or diagnostic product, they will not be able to market these products.  As a result, we may not receive royalty or other payments from our customers.  The occurrence of any of these events may prevent us from generating revenue sufficient to sustain our operations.

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

Additional Risks Related to Our Business

We depend on third-party products and services and limited sources of supply, specifically for our high-throughput genotyping laboratory.

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

Because our business requires manipulating and analyzing large amounts of data, we depend on the continuous, effective, reliable and secure operation of our computer hardware, software and related infrastructure.  To the extent that any of these elements malfunction, we will experience reduced productivity.  We protect our computer hardware through physical and software safeguards.  However, our computer hardware is still vulnerable to fire, weather, earthquake, or other natural disaster and power loss, telecommunications failures, physical or software break-ins and similar events.  In addition, the software and algorithmic components of our DecoGen Informatics System are complex and sophisticated, and as such, could contain data, design or software errors that could be difficult to detect and correct.  Users of our system may find software defects in current or future tests.  We have developed a proprietary Laboratory Information Management System (LIMS) to operate our facilities.  Software defects in the LIMS could adversely effect our operations and have a significant impact on our ability to generate revenue from this facility.  If we fail to maintain the necessary computer capacity and data to support our computational needs and our customers’ drug and diagnostic discovery and development efforts, we could experience a loss in revenue, or a delay in receiving revenue and a delay in obtaining market acceptance for our technology.

The current labor markets are very competitive, and our business may suffer if we are not able to hire and retain key personnel.

Our future success depends on the retention of our key technical, marketing and executive management to assist in formulating our business strategies.  The loss of the services of any of these individuals could have a material adverse effect on our product development and commercialization efforts.  In addition, research, product development and commercialization may require additional skilled personnel.  Competition for qualified personnel in the technology area is intense, particularly given the competition among biotechnology, pharmaceutical and health-care companies, universities and non-profit research institutions for experienced scientists.  In addition, we operate in geographic locations where labor markets are particularly competitive, including New Haven, Connecticut; Morrisville, North Carolina; Houston, Texas; and Takeley, England, where our service facilities are located.  If we are unable to attract and retain a sufficient number of qualified personnel on acceptable terms, our business, financial condition and results of operations could be seriously harmed.  The inability to retain and hire qualified personnel could also hinder the future expansion of our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures of the operating facilities at our subsidiary, Lark Technologies, Inc., the integration of which was not required under the assessment of our internal control structure and procedures for the year ended December 31, 2004.  It is possible that material weaknesses could be found through our own evaluation, or that of our independent registered public accounting firm. If such weaknesses are found, we may not be able to remediate such weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue a qualified opinion on the effectiveness of our internal controls. Any such disclaimer or qualified opinion could have a material adverse effect on our stock price.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year.  We have maintained a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument.  In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have any impact on the total value of our investment portfolio as of June 30, 2005.

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

Item 4 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internals Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases made by us of our common stock for each month included in our first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2005-4/30/2005	—		—	—	—
5/1/2005-5/31/2005	57,130	(1)	$0.001	—	—
6/1/2005-6/30/2005	—		—	—	—
Total	57,130	(1)	$0.001	—	—

(1)          The 57,130 shares are shares of our common stock repurchased pursuant to restricted stock agreements that we had entered into with certain of our employees.

Item 4 –Submission of Matters to a Vote of Security Holders.

On May 10, 2005, the following proposals were voted and acted upon at our 2005 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes

To elect Dr. Jürgen Drews, Mr. Kevin Rakin and Mr. Christopher Wright to serve as a Class 2 Directors of the Company for the next three years, except for Mr. Rakin, who will serve for the next two years and be reclassified as a Class 1 Director:

• Dr. Jürgen Drews	33,552,956	881,726	—	n/a
• Mr. Kevin Rakin	33,698,573	736,109	—	n/a
• Mr. Christopher Wright	33,698,348	736,334	—	n/a

To approve an amendment to the Company’s 2000 Amended and Restated Equity Incentive Plan, as amended, increasing the number of shares of common stock available for issuance under the plan from 7,187,375 shares to 8,187,375 shares	12,264,214	3,262,673	77,069	18,830,726

To ratify the appointment by the Audit Committee of the Company’s Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year	34,372,132	53,023	9,527	n/a

In addition to the Class 2 Directors listed above who were elected at the meeting, the present terms of our remaining Class 1 and Class 3 Directors continued after the meeting as follows:

•                  Terms expiring at our 2007 annual meeting of stockholders:  Harry Penner, our Class 1 Director.

•                  Terms expiring at our 2006 annual meeting of stockholders:  Karen Dawes, Joseph Klein III and Seth Rudnick, our Class 3 Directors.

The following proposals were voted and not acted upon:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes

To approve an amendment to the Company’s Certificate of Designations to the Company’s Certificate of Incorporation, as amended, to provide that the amount of indebtedness we may incur under our Certificate of Designations without the vote or written consent of the holder of at least 66 2/3% of the shares of the Company’s outstanding series A preferred stock be increased from $7.0 million to $9.0 million from and after September 30, 2004	15,103,793	433,928	66,234	18,830,727

Item 6 – Exhibits.

See Index to Exhibits attached hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENAISSANCE PHARMACEUTICALS, INC.

	By:	/s/ Ben Kaplan
Ben Kaplan
Date: August 9, 2005	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1*	Form of Restricted Stock Agreement granted under Genaissance’s 2000 Amended and Restated Equity Incentive Plan.
31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

*             Indicates a management contract or compensatory plan.